Form 10-Q
period 2021-03-31
Fortress Capital Acquisition Corp
filed 2021-05-13
CIK 1823733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021
or
☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from               to
Commission File Number: 001-39887
FORTRESS CAPITAL ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Cayman Islands	98-1554815
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
or organization)
1345 Avenue of the Americas, New York, NY 10105
(Address of principal executive offices) (Zip Code)

(212) 798-6100
(Registrant's telephone number, including area code)
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one-fifth of one redeemable warrant	FCAX.U	New York Stock Exchange

Class A ordinary shares, par value $0.0001 per share	FCAX	New York Stock Exchange

Redeemable warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50 per share	FCAX WS	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒ No ☐

As of May 12, 2021, 40,000,000 Class A ordinary shares, par value $0.0001 per share and 10,000,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

Fortress Capital Acquisition Corp.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

FORTRESS CAPITAL ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	March 31, 2021 (Unaudited)	December 31, 2020
Assets:
Current assets:
Cash	$1,032,714	$94,577
Prepaid expenses	1,525,581	—
Total current assets	2,558,295	94,577
Investments held in Trust Account	400,017,154	—
Deferred offering costs	—	445,536
Total Assets	$402,575,449	$540,113

Liabilities and Shareholders' Equity:
Current liabilities:
Accounts payable and accrued expenses	$638,683	$244,178
Note payable - related party	—	287,250
Total current liabilities	638,683	531,428
Deferred underwriting commissions payable	14,000,000	—
Warrant liabilities	23,918,735	—
Total Liabilities	38,557,418	531,428

Commitments and Contingencies

Class A ordinary shares, $0.0001 par value; 35,901,803 shares subject to possible redemption as of March 31, 2021	359,018,030	—

Shareholders' Equity:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 4,098,197 shares issued and outstanding (excluding 35,901,803 shares subject to possible redemption) as of March 31, 2021	410	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 10,000,000 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	1,000	1,000
Additional paid-in capital	3,368,978	24,000
Retained earnings (accumulated deficit)	1,629,613	(16,315)
Total Shareholders' Equity	5,000,001	8,685
Total Liabilities and Shareholders' Equity	$402,575,449	$540,113

The accompanying notes are an integral part of these unaudited condensed financial statements.

FORTRESS CAPITAL ACQUISITION CORP.
CONDENSED STATEMENT OF OPERATIONS
For the three months ended March 31, 2021
(Unaudited)

General and administrative expenses	$324,286
Loss from operations	(324,286)

Other income (loss):
Interest income	17,154
Decrease in fair value of warrant liabilities	8,384,490
Loss on excess of fair value over cash received for Private Placement Warrants	(5,502,271)
Offering costs related to warrant liabilities	(929,159)
Total other income (loss)	1,970,214

Net income	$1,645,928

Weighted average shares outstanding, Class A ordinary shares	40,000,000
Basic and diluted net income per share, Class A ordinary shares	$0.00

Weighted average shares outstanding, Class B ordinary shares	9,805,556
Basic and diluted net income per share, Class B ordinary shares	$0.17

The accompanying notes are an integral part of these unaudited condensed financial statements.

FORTRESS CAPITAL ACQUISITION CORP.
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
For the three months ended March 31, 2021
(Unaudited)

	Ordinary Shares				Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Shareholders' Equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance - December 31, 2020	—	$—	10,000,000	$1,000	$24,000	$(16,315)	$8,685
Sale of Units in Initial Public Offering, net of offering costs related to Class A ordinary shares and initial fair value of Public Warrants	40,000,000	4,000	—	—	362,359,418	—	362,363,418
Ordinary shares subject to possible redemption	(35,901,803)	(3,590)	—	—	(359,014,440)	—	(359,018,030)
Net income	—	—	—	—	—	1,645,928	1,645,928
Balance - March 31, 2021	4,098,197	$410	10,000,000	$1,000	$3,368,978	$1,629,613	$5,000,001

The accompanying notes are an integral part of these unaudited condensed financial statements.

FORTRESS CAPITAL ACQUISITION CORP.
CONDENSED STATEMENT OF CASH FLOWS
For the three months ended March 31, 2021
(Unaudited)

Cash Flows from Operating Activities:
Net income	$1,645,928
Adjustments to reconcile net income to net cash used in operating activities:
Interest income from investments held in Trust Account	(17,154)
Decrease in fair value of warrant liabilities	(8,384,490)
Loss on excess of fair value over cash received for Private Placement Warrants	5,502,271
Offering costs related to warrant liabilities	929,159
Changes in operating assets and liabilities:
Prepaid expenses	(1,525,581)
Accounts payable and accrued expenses	135,241
Net cash used in operating activities	(1,714,626)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(400,000,000)
Net cash used in investing activities	(400,000,000)

Cash Flows from Financing Activities:
Repayment of Sponsor loan	(287,250)
Proceeds received from Initial Public Offering of Units, net of underwriting commissions	392,000,000
Payment of offering costs	(59,987)
Proceeds received from issuance of Private Placement Warrants	11,000,000
Net cash provided by financing activities	402,652,763

Net change in cash	938,137
Cash - beginning of the period	94,577
Cash - end of the period	$1,032,714

Supplemental disclosure of non-cash financing activities:
Deferred underwriting commissions payable in connection with the Initial Public Offering	$14,000,000
Initial fair value of warrant liabilities	$32,303,225
Class A ordinary shares subject to possible redemption	$359,018,030

The accompanying notes are an integral part of these unaudited condensed financial statements.

FORTRESS CAPITAL ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.    Description of Organization and Business Operations

Fortress Capital Acquisition Corp. (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on August 27, 2020. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (“Business Combination”). Although the Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination, the Company intends to capitalize on the ability of its management team to identify, acquire and operate a business that may provide opportunities for attractive risk-adjusted returns. The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

All activity from August 27, 2020 (inception) through March 31, 2021 relates to the Company’s formation and the completion of the initial public offering, ("Initial Public Offering"), and since the closing of the Initial Public Offering, the search for a Business Combination candidate. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on January 12, 2021. On January 15, 2021, the Company consummated its Initial Public Offering of 40,000,000 units (“Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), which included the issuance of 5,000,000 Units as a result of the underwriters’ exercise of their over-allotment option in full, at $10.00 per Unit, generating gross proceeds of $400.0 million and incurring offering costs of approximately $22.8 million, inclusive of $14.0 million in deferred underwriting commissions (Note 4). Each Unit consists of one Class A ordinary share and one-fifth of one redeemable warrant ("Public Warrant"). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment (see Note 5).

Substantially concurrently with the closing of the Initial Public Offering, the Company consummated a private placement (“Private Placement”) of 7,333,333 warrants (the “Private Placement Warrants” and together with the "Public Warrants", the "Warrants"), at a price of $1.50 per Private Placement Warrant, with the Company’s Sponsor, Fortress Capital Acquisition Sponsor LLC (the “Sponsor”), generating gross proceeds of $11.0 million (see Note 3). The Private Placement Warrants had an estimated fair value of $16,502,271 as of the closing of the Initial Public Offering, resulting in a $5,502,271 non-cash loss to the Company equal to the excess of fair value over the cash received for the Private Placement Warrants.

FORTRESS CAPITAL ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Upon the closing of the Initial Public Offering and Private Placement, $400.0 million ($10.00 per Unit) of the aggregate net cash proceeds of the sale of the Units in the Initial Public Offering and the Private Placement was placed in a U.S.-based Trust Account (“Trust Account”) at J.P. Morgan Chase Bank, N.A., maintained by Continental Stock Transfer & Trust Company, acting as trustee. The cash proceeds held in the Trust Account were subsequently invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account as described below.
As of March 31, 2021, the Company had approximately $1.0 million in cash held outside of the Trust Account. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company's initial Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the assets held in the Trust Account (net of amounts disbursed to management for working capital purposes, if any, and excluding the amount of any deferred underwriting discount held in trust) at the time of the Company signing a definitive agreement in connection with its initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act.

FORTRESS CAPITAL ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company will provide its shareholders of Public Shares (“Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. If, however, shareholder approval of the transaction is required by applicable law or stock exchange listing requirement, or the Company decides to obtain shareholder approval for business or other reasons, it will: (i) conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and (ii) file proxy materials with the Securities and Exchange Commission (“SEC”). The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount in the Trust Account (approximately $10.00 per share as of March 31, 2021), plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay for the Company’s tax obligations, calculated as of two business days prior to the consummation of the Business Combination. The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 4). The Company's amended and restated memorandum and articles of association provides that in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001 upon consummation of the initial business combination and after payment of the deferred underwriting commissions. In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its amended and restated memorandum and articles of association, conduct the redemptions pursuant to the tender offer rules of the SEC, and file tender offer documents with the SEC prior to completing a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) have agreed to vote their Founder Shares (as defined in Note 3) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the initial shareholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

Notwithstanding the foregoing, the Company’s amended and restated memorandum and articles of association provides that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Class A ordinary shares sold in the Initial Public Offering, without the prior consent of the Company.

FORTRESS CAPITAL ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company’s Sponsor, officers and directors (the “initial shareholders”) have agreed not to propose an amendment to the Company’s amended and restated memorandum and articles of association that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the Public Shareholders with the opportunity to redeem their Class A ordinary shares in conjunction with any such amendment.

If the Company is unable to complete a Business Combination within 24 months (January 2023) from the closing of the Initial Public Offering (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem 100% of the outstanding Public Shares which redemption will completely extinguish Public Shareholders' rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholder and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law.

In connection with the redemption of 100% of the Company’s outstanding Public Shares for a portion of the funds held in the Trust Account, each holder will receive a full pro rata portion of the amount then in the Trust Account, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes (less up to $100,000 of interest to pay dissolution expenses).

The initial shareholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial shareholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commissions (see Note 4) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares.

FORTRESS CAPITAL ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account (or less than that in certain circumstances). In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company, if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all third parties, service providers (other than the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity

As of March 31, 2021, the Company had approximately $1.0 million in its operating bank account, $17,154 of interest income available in the Trust Account to pay for taxes, if any, and working capital surplus of approximately $1.9 million. In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”) (see Note 3). Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet the Company’s needs through the earlier of consummation of a Business Combination or one year from the issuance of these financial statements.

Separate trading of Class A ordinary shares and Public Warrants

On March 2, 2021, the Company announced that, commencing March 5, 2021, the holders of the Company’s Units may elect to separately trade the Class A ordinary shares and Public Warrants comprising the Units. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. Those Units not separated will continue to trade on the New York Stock Exchange under the symbol “FCAX.U,” and each of the shares of Class A ordinary shares and Public Warrants that are separated will trade on the New York Stock Exchange under the symbols “FCAX” and “FCAX WS,” respectively.

FORTRESS CAPITAL ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

COVID-19

An outbreak of respiratory disease which caused a global pandemic continues to impact global markets. This coronavirus has resulted in enhanced health screenings, healthcare service preparation and delivery, quarantines, cancellations, disruptions to markets, supply chains and customer activity, as well as general concern and uncertainty. The impact of this coronavirus continues to evolve and is affecting the economies of many nations, individual companies and markets in general and may continue to last for an extended period of time.

Management will continue to evaluate the impact of the COVID-19 pandemic and while the virus could have an adverse effect on the future financial results, cash flows and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Correction of previously issued financial statement

The Company corrected certain line items related to the previously audited balance sheet as of January 15, 2021 in the Form 8-K filed with the SEC on January 22, 2021 related to misstatements identified in improperly applying accounting guidance on certain warrants, recognizing them as components of equity instead of a derivative warrant liability under the guidance of Accounting Standards Codification ("ASC") 815-40, "Derivatives and Hedging — Contracts on an Entity's Own Equity" ("ASC 815-40"). The following balance sheet items as of January 15, 2021 were impacted: an increase of $32.3 million in Warrant liabilities, a decrease of $32.3 million in the amount of Class A ordinary shares subject to redemption, an increase of $6.4 million in Additional paid-in capital and an increase of $6.4 million in Accumulated deficit.

2. Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC.

FORTRESS CAPITAL ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Emerging growth company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of estimates

The preparation of the condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed as of March 31, 2021, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

FORTRESS CAPITAL ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2021 and December 31, 2020, respectively.

Investments held in trust account

The Company had approximately $400.0 million and no investments held in the Trust Account as of March 31, 2021 and December 31, 2020, respectively.

Offering costs

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred that are directly related to the Initial Public Offering of Units and totaled approximately $22.8 million, inclusive of approximately $14.0 million in deferred underwriting commissions and approximately $0.5 million in unpaid offering costs. Approximately $21.9 million of the offering costs were related to the issuance of Class A ordinary shares and charged to shareholders' equity and approximately $0.9 million of the offering costs were related to the warrant liabilities and charged to the condensed statement of operations.

Income taxes

The Company complies with the accounting and reporting requirements of Financial Accounting Standards Board ("FASB") ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2021 and December 31, 2020, respectively. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

FORTRESS CAPITAL ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class A ordinary shares subject to possible redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2021 and December 31, 2020, respectively, 35,901,803 and no Class A ordinary shares subject to possible redemption at the redemption amount are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheet.

Net income (loss) per ordinary share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”.
The Company’s condensed statement of operations includes a presentation of net income (loss) per share for ordinary shares subject to redemption in a manner similar to the two-class method of net income (loss) per ordinary share.

Net income (loss) per ordinary share, basic and diluted for Class A ordinary shares for the three months ended March 31, 2021 were calculated by dividing (i) the interest income earned on the Trust Account by (ii) the weighted average number of Class A ordinary shares outstanding for the period.

Net income (loss) per ordinary share, basic and diluted for Class B ordinary shares for the three months ended March 31, 2021 were calculated by dividing (i) the net income (loss) less net income attributable to Class A ordinary shares by (ii) the weighted average number of Class B ordinary shares outstanding for the period.

The Company has not considered the effect of the Warrants sold in the Initial Public Offering (including the consummation of the over-allotment) and Private Placement to purchase an aggregate of 15,333,333 shares of Class A ordinary shares in the calculation of diluted income per share, since the exercise of the Warrants into Class A ordinary shares is contingent upon the occurrence of future events (see Note 5). For the three months ended March 31, 2021, the average market price of the Company's Class A ordinary shares was below the Warrants' $11.50 exercise price.

FORTRESS CAPITAL ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which at times may exceed the Federal depository insurance coverage of $250,000. As of March 31, 2021 and December 31, 2020, respectively, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair value measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

• Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

•Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Warrant liabilities

The Company accounts for its outstanding Public Warrants and Private Placement Warrants in accordance with the guidance contained in ASC 815-40 and determined that the Warrants do not meet the criteria for equity treatment thereunder. As such, each warrant must be recorded as a liability and is subject to re-measurement at each balance sheet date and any change in fair value is recorded in the Company’s condensed statement of operations.

FORTRESS CAPITAL ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

3. Related Party Transactions

Founder shares

In September 2020, the Company issued an aggregate of 8,625,000 Class B ordinary shares to the Sponsor (the “Founder Shares”) in exchange for an aggregate capital contribution of $25,000. On January 12, 2021, the Company effected a share dividend with respect to the Class B ordinary shares, resulting in 10,000,000 Class B ordinary shares issued and outstanding. The Sponsor had agreed to forfeit an aggregate of up to 1,250,000 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters. On January 15, 2021 the underwriters exercised their over-allotment option in full. As a result, the 1,250,000 Founder Shares were no longer subject to forfeiture. The Founder Shares will automatically convert into Class A ordinary shares upon the consummation of a Business Combination, on a one-for-one basis, subject to adjustment (see Note 5).

The initial shareholders have agreed not to transfer, assign or sell any of their Founder Shares until the earliest of (a) one year after the completion of the initial Business Combination, (b) subsequent to the initial Business Combination, if the last reported sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, and (c) following the completion of the initial Business Combination, such future date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of the Company's Public Shareholders having the right to exchange their ordinary shares for cash, securities or other property. In January 2021, the Sponsor transferred a total of 50,000 Founder Shares to two independent directors of the Company for the same per-share price initially paid for by the Sponsor. Subsequent to these transfers, the Sponsor held 9,950,000 Founder Shares.

Private placement warrants

Substantially concurrently with the closing of the Initial Public Offering, the Sponsor purchased an aggregate 7,333,333 Private Placement Warrants in the Private Placement. Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at $11.50 per share. A portion of the proceeds from the sale of the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Sponsor and the Company's officers and directors have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the Business Combination.

FORTRESS CAPITAL ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Promissory note—related party

Prior to the Initial Public Offering, the Sponsor loaned the Company an aggregate of $287,250 to cover expenses related to the Initial Public Offering pursuant to a promissory note. The promissory note was non-interest bearing, unsecured and due on the earlier of July 31, 2021 and the closing of the Initial Public Offering. The Company repaid the promissory note in full on January 14, 2021.

Office space and related support services

During January 2021, the Company entered into an agreement with an affiliate of the Sponsor to pay a monthly fee of $20,000 for office space and related support services. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three months ended March 31, 2021, the Company incurred $52,258 in expenses for services provided by an affiliate of the Sponsor in connection with the aforementioned agreement.

Related party loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company's officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2021 and December 31, 2020, respectively, no Working Capital Loans were outstanding.

FORTRESS CAPITAL ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

4. Commitments and Contingencies

Registration rights

The holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans) are entitled to registration rights pursuant to a registration rights agreement signed prior to the closing date of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting agreement

The Company granted the underwriters a 45-day option from the date of the Initial Public Offering to purchase up to 5,000,000 additional Units to cover over-allotments, if any, at the price paid by the underwriters in the Initial Public Offering. The underwriters exercised this over-allotment in full concurrently with the closing of the Initial Public Offering. The underwriters were entitled to an underwriting discount of $0.20 per unit, or $8.0 million paid upon the closing of the Initial Public Offering. Additionally, a deferred underwriting discount of $0.35 per unit, or $14.0 million will be payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes a Business Combination, subject to the terms of the underwriting agreement.

FORTRESS CAPITAL ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

5. Warrant Liabilities

The Company has outstanding Public Warrants to purchase an aggregate of 8,000,000 shares of the Company’s ordinary shares issued in connection with the Initial Public Offering and outstanding Private Placement Warrants to purchase an aggregate of 7,333,333 shares of the Company's ordinary shares (including warrants issued in connection with the consummation of the over-allotment).

The decrease in fair value of the warrant liabilities is summarized as follows:

Warrant liabilities as of December 31, 2020	$—
Initial measurement on January 15, 2021	32,303,225
Decrease in fair value of warrant liabilities	(8,384,490)
Warrant liabilities as of March 31, 2021	$23,918,735

Warrants—Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. Each whole Public Warrant will entitle the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available. The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, the Company will use its best efforts to file with the SEC a registration statement covering the issuance of Class A ordinary shares issuable upon exercise of the Public Warrants. The Company will use its best efforts to cause the same to become effective within 60 business days after the closing of the initial Business Combination and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration or redemption of the warrants in accordance with the provisions of the warrant agreement. If the Class A ordinary shares, at the time of any exercise of a warrant, is not listed on a national securities exchange such that it satisfies the definition of a "covered security" under Section (18)(b)(1) of the Securities Act, the Company may require warrant holders who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th business day after the closing of the initial business combination, warrant holders may, until such time as there is an effective registration statement and during any period when we will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption.

FORTRESS CAPITAL ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that (i) the Private Placement Warrants and the Class A ordinary shares issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions, (ii) the Private Placement Warrants will not be redeemable by the Company (except under scenario 2 below) so long as they are held by the initial purchasers or such purchasers’ permitted transferees, (iii) the Private Placement Warrants may be exercised by the holders on a cashless basis, and (iv) the Private Placement Warrants and the Class A ordinary shares issuable upon exercise of the Private Placement Warrants are entitled to registration rights. If the Private Placement Warrants are held by someone other than the initial shareholders or their permitted transferees, the Private Placement Warrants will be redeemable by the Company in all redemption scenarios and exercisable by such holders on the same basis as the Public Warrants.

The Company may call the Public Warrants for redemption:

1.When the price per Class A ordinary share equals or exceeds $18.00:
▪in whole and not in part;
▪at a price of $0.01 per warrant;
▪upon a minimum of 30 days' prior written notice of redemption; and
▪if, and only if, the last reported sale price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

2.When the price per Class A ordinary share equals or exceeds $10.00:
▪in whole and not in part;
▪at $0.10 per warrant upon a minimum of 30 days' prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares of Class A ordinary shares to be determined by reference to a table included in the warrant agreement, based on the redemption date and the fair market value of Class A ordinary shares;
▪if, and only if, the last reported sale price of the Class A ordinary shares equals or exceeds $10.00 per share (as adjusted) on the trading day prior to the date on which the Company sends the notice of redemption to warrant holders.
▪if the last reported sale price of the Class A ordinary shares is less than $18.00 per share (as adjusted), the Private Placement Warrants must also be concurrently called for redemption on the same terms as the Public Warrants.

FORTRESS CAPITAL ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The exercise price and number of Class A ordinary shares issuable upon exercise of the warrants may be adjusted in certain circumstances. If (i) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per ordinary share, (ii) the aggregate proceeds from such issuances represent more than 60% of total equity proceeds, and interest thereon, available for funding of the Company’s initial business combination on the date of the consummation of the Company’s initial business combination (net of redemptions) and (iii) the volume weighted average trading price of the Company’s Class A ordinary shares during the 20 day trading period starting on the trading day prior to the day on which the Company consummates its initial business combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the newly issued price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the newly issued price, and the $10.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the newly issued price. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. In such a situation, the warrants would expire worthless.

6. Shareholders' Equity

Class A ordinary shares—The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share on each matter on which they are entitled to vote. As of March 31, 2021, there were 40,000,000 Class A ordinary shares issued and outstanding, including 35,901,803 Class A ordinary shares subject to possible redemption. As of December 31, 2020, there were no Class A ordinary shares issued and outstanding.

Class B ordinary shares—The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class B ordinary shares are entitled to one vote for each share on each matter on which they are entitled to vote. The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of the consummation of the initial Business Combination, on a one-for-one basis. As of March 31, 2021 and December 31, 2020, respectively, there were 10,000,000 Class B ordinary shares issued and outstanding.

Only holders of the Founder Shares will have the right to elect all of the Company’s directors prior to the initial Business Combination. Otherwise, holders of Class A ordinary shares and Class B ordinary shares will vote together as a single class on all matters submitted to a vote of shareholders except as required by law or the applicable rules of the New York Stock Exchange then in effect.

FORTRESS CAPITAL ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Initial Public Offering and related to the closing of the initial Business Combination, the ratio at which the Class B ordinary shares shall convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such anti-dilution adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, 20% of the sum of the total number of all ordinary shares outstanding upon the completion of the Initial Public Offering plus all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with the initial Business Combination, excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination.

Preferred shares—The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share. As of March 31, 2021 and December 31, 2020, respectively, there were no preferred shares issued and outstanding.

7. Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured on a recurring basis as of March 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value. Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period.

	March 31, 2021
	Fair Value	Valuation Method
Assets
Investments held in Trust Account	$400,017,154	Level 1 - Quoted prices in active markets for identical assets
Liabilities
Public Warrant liability	$7,920,000	Level 1 - Quoted prices in active markets for identical liabilities
Private Placement Warrant liability	$15,998,735	Level 3 - Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing liabilities

As of March 31, 2021 and December 31, 2020, respectively, the recorded values of cash and accounts payable and accrued expenses approximate their fair values due to the short-term nature of these instruments.
Investments held in Trust Account

Investments held in Trust Account are invested in a U.S. Treasury Securities Money Market Fund as of March 31, 2021. None of the balance in the Trust Account was held in cash as of March 31, 2021.

FORTRESS CAPITAL ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Warrant liabilities

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement Warrants	Public Warrants	Warrant Liabilities
Fair value as of December 31, 2020	$—	$—	$—
Initial measurement on January 15, 2021(1)	16,502,271	15,800,954	32,303,225
Change in valuation(2)(3)	(503,536)	(7,880,954)	(8,384,490)
Fair value as of March 31, 2021(4)	$15,998,735	$7,920,000	$23,918,735
___________________________
(1)
Initial fair value for the Warrants on January 15, 2021, the date of the Company's Initial Public Offering, was determined using a closed form barrier option simulation model and a modified Black-Scholes option pricing model, with consideration of the redemption features of the Warrants. The Warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs.

The key inputs into the modified Black-Scholes option pricing model for the Warrants were as follows at initial measurement:

Input	January 15, 2021 (Initial Measurement)
Risk-free interest rate	0.72%
Expected volatility	32.5%
Dividend yield	0.0%
Expected term (years)	6 years
Exercise price	$11.50
The risk-free interest rate is based on the U.S. Treasury yield curve in effect on the date of valuation equal to the remaining expected life of the Warrants. Expected volatility is based on actual historical volatility of publicly traded warrants for comparable special purpose acquisition companies and the Russell 3000 Index as of the valuation date. The dividend yield percentage is zero because the Company does not currently pay dividends, nor does it intend to do so during the expected term of the Warrants.

(2)	Changes in valuation are recognized in change in fair value of warrant liabilities in the condensed statement of operations.
(3)
Due to the use of quoted prices in an active market (Level 1) to measure the fair value of the Public Warrants subsequent to initial measurement, the Company had transfers out of Level 3 totaling $7.9 million during the period from January 15, 2021 through March 31, 2021.

(4)	The key inputs into the modified Black-Scholes option pricing model for the Private Placement Warrants were as follows as of March 31, 2021:

Input	March 31, 2021
Risk-free interest rate	0.92%
Volatility	30.0%
Dividend yield	0.0%
Expected term (years)	6 years
Exercise price	$11.50

The risk-free interest rate is based on the U.S. Treasury yield curve in effect on the date of valuation equal to the remaining expected life of the Private Placement Warrants. Volatility is based on the implied volatility of the Company's Public Warrants as of the valuation date. The dividend yield percentage is zero because the Company does not currently pay dividends, nor does it intend to do so during the expected term of the Private Placement Warrants.

FORTRESS CAPITAL ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

8. Subsequent Events

The notes to the condensed financial statements include a discussion of material events, which have occurred subsequent to March 31, 2021 (referred to as "subsequent events") through the date these condensed financial statements were issued. Management has evaluated the subsequent events through this date and has concluded that no material subsequent events have occurred that require additional adjustment or disclosure in the condensed financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “our,” “us” or “we” refer to Fortress Capital Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes, and oral statements made from time to time by representatives of the Company may include, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form 10-Q. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings. Forward-looking statements in this Quarterly Report may include, for example, statements about:

•our ability to select an appropriate target business or businesses;

•our ability to complete our initial business combination;

•our expectations around the performance of the prospective target business or businesses;

•our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

•our potential ability to obtain additional financing to complete our initial business combination;

•our pool of prospective target businesses;

•our ability to consummate an initial business combination due to the uncertainty resulting from the recent COVID-19 pandemic;

•the ability of our officers and directors to generate a number of potential business combination opportunities;

•our public securities’ potential liquidity and trading;

•the lack of a market for our securities;

•the use of proceeds not held in the Trust Account (as defined below) or available to us from interest income on the Trust Account balance;

•the Trust Account not being subject to claims of third parties;

•our financial performance; and

•the other risks and uncertainties discussed in "Risk Factors".

The forward-looking statements contained in this Quarterly Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Item 1A. Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Overview

We are a blank check company incorporated on August 27, 2020 as a Cayman Islands exempted company formed for the purpose of effecting a merger, capital share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses ("Business Combination"). Although we may pursue an acquisition in any industry or geography, we intend to capitalize on the ability of our management team and the broader Fortress platform to identify, acquire and operate a business that may provide opportunities for attractive risk-adjusted returns. Our Sponsor is Fortress Capital Acquisition Sponsor LLC (the "Sponsor"). We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies.

Our registration statement for the initial public offering (the "Initial Public Offering") was declared effective on January 12, 2021. On January 15, 2021, we consummated the Initial Public Offering of 40,000,000 units (“Units"), including the issuance of 5,000,000 Units as a result of the underwriters’ exercise of their over-allotment option in full, at $10.00 per Unit, generating gross proceeds of $400.0 million and incurring offering costs of approximately $22.8 million, inclusive of approximately $14.0 million in deferred underwriting commissions.

Substantially concurrently with the closing of the Initial Public Offering, we consummated a private placement (“Private Placement”) of 7,333,333 warrants (the “Private Placement Warrants”), at a price of $1.50 per private placement warrant, with our Sponsor, generating gross proceeds of $11.0 million.

Upon the closing of the Initial Public Offering and Private Placement, $400.0 million ($10.00 per Unit) of the aggregate net cash proceeds of the sale of the Units in the Initial Public Offering and the Private Placement was placed in a U.S.-based Trust Account (“Trust Account”) at J.P. Morgan Chase Bank, N.A., maintained by Continental Stock Transfer & Trust Company, acting as trustee. The cash proceeds held in the Trust Account have been invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by us meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by us, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust account as described below.

In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account (or less than that in certain circumstances). In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company, if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims.

The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all third parties, service providers (other than the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

On March 2, 2021, the Company announced that, commencing March 5, 2021, the holders of the Company’s Units may elect to separately trade the Class A ordinary shares and Public Warrants comprising the Units. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. Those Units not separated will continue to trade on the New York Stock Exchange under the symbol “FCAX.U,” and each of the shares of Class A ordinary shares and Public Warrants that are separated will trade on the New York Stock Exchange under the symbols “FCAX” and “FCAX WS,” respectively.

Results of Operations

Since the Initial Public Offering, our activity has been limited to the search for a prospective initial Business Combination, and we will not be generating any operating revenues until the closing and completion of our initial Business Combination. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended March 31, 2021, we had net income of $1,645,928 which consisted of 17,154 in interest income and a non-cash $8,384,490 decrease in fair value of warrant liabilities. These gains were partially offset by a non-cash loss of $5,502,271 related to the excess of fair value over the cash received for Private Placement Warrants, $929,159 related to offering costs related to warrant liabilities and $324,286 in general and administrative expenses. General and administrative expenses of $324,286 was primarily comprised of insurance expense and administrative fees.

Liquidity and Capital Resources

As indicated in the accompanying unaudited condensed financial statements, as of March 31, 2021, we had approximately $1.0 million in our operating bank account and working capital surplus of approximately $1.9 million.

Through our Initial Public Offering, our liquidity needs have been satisfied through receipt of a $25,000 capital contribution from our Sponsor in exchange for the issuance of the Founder Shares to our Sponsor, up to $300,000 in loans from our Sponsor and the proceeds not held in the Trust Account, which resulted from the consummation of the Initial Public Offering and the sale of Private Placement Warrants to the Sponsor. Following the closing of the Initial Public Offering, the exercise of the over-allotment option, and the sale of Private Placement Warrants, which resulted in $400.0 million ($10.00 per Unit) being placed into a Trust Account and payment of expenses, we had approximately $1.0 million in cash held outside of the Trust Account as of March 31, 2021, which we intend to use for working capital purposes.

In addition, in order to finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”).

Based on the foregoing, we believe we will have sufficient cash to meet our needs through the earlier of consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable and accrued expenses.

If our estimates of the costs of undertaking in-depth due diligence and negotiating our initial Business Combination is less than the actual amount necessary to do so, or the amount of interest available to us from the Trust Account is less than we expect as a result of the current interest rate environment, we may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, we may need to obtain additional financing either to consummate our initial Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our initial Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only consummate such financing simultaneously with the consummation of our initial Business Combination. Following our initial Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Critical Accounting Policies and Estimates

Class A ordinary shares subject to possible redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2021 and December 31, 2020, respectively, 35,901,803 and no Class A ordinary shares subject to possible redemption at the redemption amount are presented as temporary equity, outside of the shareholders’ equity section of our condensed balance sheet.

Net income (loss) per ordinary share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. The Company’s condensed statement of operations includes a presentation of net income (loss) per share for ordinary shares subject to redemption in a manner similar to the two-class method of net income (loss) per ordinary share.

Net income (loss) per ordinary share, basic and diluted for Class A ordinary shares for the three months ended March 31, 2021 were calculated by dividing (i) the interest income earned on the Trust Account by (ii) the weighted average number of Class A ordinary shares outstanding for the period.

Net income (loss) per ordinary share, basic and diluted for Class B ordinary shares for the three months ended March 31, 2021 were calculated by dividing (i) the net income (loss) less net income attributable to Class A ordinary shares by (ii) the weighted average number of Class B ordinary shares outstanding for the period.

The Company has not considered the effect of the Warrants sold in the Initial Public Offering (including the consummation of the over-allotment) and Private Placement to purchase an aggregate of 15,333,333 shares of Class A ordinary shares in the calculation of diluted income per share, since the exercise of the Warrants into Class A ordinary shares is contingent upon the occurrence of future events. For the three months ended March 31, 2021, the average market price of the Company's Class A ordinary shares was below the Warrants' $11.50 exercise price.

Warrant liabilities

The Company accounts for its outstanding Public Warrants and Private Placement Warrants (collectively, the "Warrants") in accordance with the guidance contained in ASC 815-40 and determined that the Warrants do not meet the criteria for equity treatment thereunder. As such, each warrant must be recorded as a liability and is subject to re-measurement at each balance sheet date and any change in fair value is recorded in the Company’s condensed statement of operations.

Recent accounting pronouncements

Our management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our condensed balance sheet.

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As such, our condensed financial statements may not be comparable to companies that comply with public company effective dates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, and in light of the material weakness in internal controls described below, our Chief Executive Officer and Chief Financial Officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective.

Our internal control over financial reporting did not result in the proper accounting classification of certain of the Warrants we issued in January 2021 which, due to its impact on our financial statements, we determined to be a material weakness. This mistake in classification was brought to our attention only when the SEC issued a Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) dated April 12, 2021 (the “SEC Statement”). The SEC Statement addresses certain accounting and reporting considerations related to warrants of a kind similar to those we issued at the time of our initial public offering in January 2021.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, with the exception of the below.

The Chief Executive Officer and Chief Financial Officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for the Public Warrants and Private Placement Warrants. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Prospectus dated January 12, 2021 filed with the SEC on January 14, 2021, except for the below:

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on warrants that have certain settlement terms and provisions related to certain tender offers or warrants which do not meet the criteria to be considered indexed to an entity’s own stock, which terms are similar to those contained in the warrant agreement governing our
Warrants. As a result of the SEC Statement, we evaluated the accounting treatment of our 8,000,000 public warrants and 7,333,333 private placement warrants, and determined that the Warrants should be recorded as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.

As a result, included on our balance sheet as of March 31, 2021 contained elsewhere in this Form 10-Q are derivative liabilities related to embedded features contained within our Warrants. Accounting Standards Codification 815-40, "Derivatives and Hedging - Contracts on an Entity's Own Equity", provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the condensed statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our Warrants each reporting period and that the amount of such gains or losses could be material.

We have identified a material weakness in our internal control over financial reporting as of March 31, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Following this issuance of the SEC Statement, after consultation with our independent registered public accounting firm, our management concluded that, in light of the SEC Statement, we identified a material weakness in our internal controls over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

As a result of such material weakness, the change in accounting for the Warrants, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Form 10-Q, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a Business Combination.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In September 2020, we issued an aggregate of 8,625,000 Class B ordinary shares to our Sponsor for an aggregate purchase price of $25,000. On January 12, 2021, the Company effected a share dividend with respect to the Class B ordinary shares, resulting in 10,000,000 Class B ordinary shares issued and outstanding. In January 2021, the Sponsor transferred a total of 50,000 Founder Shares to two independent directors of the Company for the same per-share price initially paid for by the Sponsor. Subsequent to these transfers, the Sponsor held 9,950,000 Founder Shares.

On January 15, 2021, the Company consummated the Initial Public Offering of 40,000,000 Units, including the issuance of 5,000,000 Units as a result of the underwriter’ exercise of their over-allotment option in full at $10.00 per unit, generating gross proceeds of $400.0 million and incurring offering costs of approximately $22.8 million, inclusive of $14.0 million in deferred underwriting commissions.

Substantially concurrently with the closing of the Initial Public Offering, our Sponsor purchased an aggregate of 7,333,333 warrants at a price of $1.50 per Private Placement Warrant generating gross proceeds of $11.0 million, each exercisable to purchase one Class A ordinary share at $11.50 per share (the "Private Placement Warrants"). A portion of the proceeds from the sale of the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in a U.S.-based Trust Account ("Trust Account") at J.P. Morgan Chase Bank, N.A., maintained by Continental Stock Transfer & Trust Company, acting as trustee.

For a description of the use of the proceeds generated in our initial public offering, see Part I, Item 2 of this Quarterly Report on Form 10-Q.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q
Exhibit Index

Exhibit Number	Description

3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 15, 2021).

4.1
Warrant Agreement, dated January 12, 2021, between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 15, 2021).

10.1
Investment Management Trust Agreement, dated January 12, 2021, between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 15, 2021).

10.2
Registration Rights Agreement, dated January 12, 2021, among the Company, the Sponsor and certain other security holders named therein (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on January 15, 2021).

10.3
Private Placement Warrants Purchase Agreement, dated January 12, 2021, between the Company and the Sponsor (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on January 15, 2021).

10.4
Administrative Services Agreement, dated January 12, 2021, between the Company and FIG LLC (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on January 15, 2021).

10.5
Letter Agreement, dated January 12, 2021, between the Company, the Sponsor and the Company’s officers and directors (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC on January 15, 2021).

10.6
Indemnity Agreement, dated January 12, 2021, between the Company and Michael Nierenberg (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the SEC on January 15, 2021).

10.7
Indemnity Agreement, dated January 12, 2021, between the Company and Daniel N. Bass (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed with the SEC on January 15, 2021).

10.8
Indemnity Agreement, dated January 12, 2021, between the Company and Varun Wadhawan (incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K filed with the SEC on January 15, 2021).

10.9
Indemnity Agreement, dated January 12, 2021, between the Company and Debra Coleman (incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K filed with the SEC on January 15, 2021).

10.10
Indemnity Agreement, dated January 12, 2021, between the Company and Elizabeth Fascitelli (incorporated by reference to Exhibit 10.10 of the Company’s Current Report on Form 8-K filed with the SEC on January 15, 2021).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Condensed Balance Sheets; (ii) Condensed Statement of Operations; (iii) Condensed Statement of Changes in Shareholders’ Equity; (iv) Condensed Statement of Cash Flows; and (v) Notes to Condensed Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fortress Capital Acquisition Corp.

	By:	/s/ Daniel N. Bass
Daniel N. Bass
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)
Date: May 13, 2021