Form 10-Q
period 2021-06-30
Fortress Capital Acquisition Corp
filed 2021-08-09
CIK 1823733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021
or
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

(212) 798-6100
(Registrant’s telephone number, including area code)
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Yes ☒ No ☐

As of August 6, 2021, 40,000,000 Class A ordinary shares, par value $0.0001 per share and 10,000,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

Fortress Capital Acquisition Corp.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Condensed Financial Statements

FORTRESS CAPITAL ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	June 30, 2021 (Unaudited)	December 31, 2020
Assets:
Current assets:
Cash	$855,342	$94,577
Prepaid expenses	1,331,632	—
Total current assets	2,186,974	94,577
Investments held in Trust Account	400,031,452	—
Deferred offering costs	—	445,536
Total Assets	$402,218,426	$540,113

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable and accrued expenses	$659,716	$244,178
Note payable - related party	—	287,250
Total current liabilities	659,716	531,428
Deferred underwriting commissions payable	14,000,000	—
Warrant liabilities	22,499,999	—
Total Liabilities	37,159,715	531,428

Commitments and Contingencies

Class A ordinary shares, $0.0001 par value; 36,005,871 shares and no shares subject to possible redemption as of June 30, 2021 and December 31, 2020, respectively	360,058,710	—

Shareholders’ Equity:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 3,994,129 shares and no shares issued and outstanding (excluding 36,005,871 shares and no shares subject to possible redemption) as of June 30, 2021 and December 31, 2020, respectively	400	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 10,000,000 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	1,000	1,000
Additional paid-in capital	2,328,308	24,000
Retained earnings (accumulated deficit)	2,670,293	(16,315)
Total Shareholders’ Equity	5,000,001	8,685
Total Liabilities and Shareholders’ Equity	$402,218,426	$540,113

The accompanying notes are an integral part of these unaudited condensed financial statements.

FORTRESS CAPITAL ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended June 30, 2021	For the six months ended June 30, 2021
General and administrative expenses	$392,354	$716,640
Loss from operations	(392,354)	(716,640)

Other income (loss):
Interest income	14,298	31,452
Decrease in fair value of warrant liabilities	1,418,736	9,803,226
Fair value in excess of cash received for Private Placement Warrants	—	(5,502,271)
Offering costs related to warrant liabilities	—	(929,159)
Total other income (loss)	1,433,034	3,403,248

Net income	$1,040,680	$2,686,608

Weighted average shares outstanding, Class A ordinary shares	40,000,000	40,000,000
Basic and diluted net income per share, Class A ordinary shares	$0.00	$0.00

Weighted average shares outstanding, Class B ordinary shares	10,000,000	9,903,315
Basic and diluted net income per share, Class B ordinary shares	$0.10	$0.27

The accompanying notes are an integral part of these unaudited condensed financial statements.

FORTRESS CAPITAL ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the three and six months ended June 30, 2021
(Unaudited)

	Ordinary Shares				Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance - December 31, 2020	—	$—	10,000,000	$1,000	$24,000	$(16,315)	$8,685
Sale of Units in Initial Public Offering, net of offering costs related to Class A ordinary shares and initial fair value of Public Warrants	40,000,000	4,000	—	—	362,359,418	—	362,363,418
Ordinary shares subject to possible redemption	(35,901,803)	(3,590)	—	—	(359,014,440)	—	(359,018,030)
Net income	—	—	—	—	—	1,645,928	1,645,928
Balance - March 31, 2021	4,098,197	$410	10,000,000	$1,000	$3,368,978	$1,629,613	$5,000,001
Change in ordinary shares subject to possible redemption	(104,068)	(10)	—	—	(1,040,670)	—	(1,040,680)
Net income	—	—	—	—	—	1,040,680	1,040,680
Balance - June 30, 2021	3,994,129	$400	10,000,000	$1,000	$2,328,308	$2,670,293	$5,000,001

The accompanying notes are an integral part of these unaudited condensed financial statements.

FORTRESS CAPITAL ACQUISITION CORP.
CONDENSED STATEMENT OF CASH FLOWS
For the six months ended June 30, 2021
(Unaudited)

Cash Flows from Operating Activities:
Net income	$2,686,608
Adjustments to reconcile net income to net cash used in operating activities:
Interest income from investments held in Trust Account	(31,452)
Decrease in fair value of warrant liabilities	(9,803,226)
Fair value in excess of cash received for Private Placement Warrants	5,502,271
Offering costs related to warrant liabilities	929,159
Changes in operating assets and liabilities:
Prepaid expenses	(1,331,632)
Accounts payable and accrued expenses	181,354
Net cash used in operating activities	(1,866,918)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(400,000,000)
Net cash used in investing activities	(400,000,000)

Cash Flows from Financing Activities:
Repayment of Sponsor loan	(287,250)
Proceeds received from Initial Public Offering of Units, net of underwriting commissions	392,000,000
Payment of offering costs	(85,067)
Proceeds received from issuance of Private Placement Warrants	11,000,000
Net cash provided by financing activities	402,627,683

Net change in cash	760,765
Cash - beginning of the period	94,577
Cash - end of the period	$855,342

Supplemental disclosure of non-cash financing activities:
Deferred underwriting commissions payable in connection with the Initial Public Offering	$14,000,000
Class A ordinary shares subject to possible redemption	$360,058,710

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

All activity from August 27, 2020 (inception) through June 30, 2021 relates to the Company’s formation, the completion of the initial public offering (the “Initial Public Offering”) and, since the closing of the Initial Public Offering, the search for a Business Combination candidate. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on January 12, 2021. On January 15, 2021, the Company consummated its Initial Public Offering of 40,000,000 units (“Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), which included the issuance of 5,000,000 Units as a result of the underwriters’ exercise of their over-allotment option in full, at $10.00 per Unit, generating gross proceeds of $400.0 million and incurring offering costs of approximately $22.8 million, inclusive of $14.0 million in deferred underwriting commissions (see Note 4). Each Unit consists of one Class A ordinary share and one-fifth of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment (see Note 5).

Substantially concurrently with the closing of the Initial Public Offering, the Company consummated a private placement (“Private Placement”) of 7,333,333 warrants (the “Private Placement Warrants” and together with the “Public Warrants”, the “Warrants”), at a price of $1.50 per Private Placement Warrant, with the Company’s sponsor, Fortress Capital Acquisition Sponsor LLC (the “Sponsor”), generating gross proceeds of $11.0 million (see Note 3). The Private Placement Warrants had an estimated fair value of $16,502,271 as of the closing of the Initial Public Offering, resulting in a $5,502,271 non-cash loss to the Company equal to the fair value in excess of cash received for the Private Placement Warrants.

FORTRESS CAPITAL ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Upon the closing of the Initial Public Offering and Private Placement, $400.0 million ($10.00 per Unit) of the aggregate net cash proceeds of the sale of the Units in the Initial Public Offering and the Private Placement was placed in a U.S.-based trust account (the “Trust Account”) at J.P. Morgan Chase Bank, N.A., maintained by Continental Stock Transfer & Trust Company, acting as trustee. The cash proceeds held in the Trust Account were subsequently invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account as described below.
As of June 30, 2021, the Company had $855,342 in cash held outside of the Trust Account. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company’s initial Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the assets held in the Trust Account (net of amounts disbursed to management for working capital purposes, if any, and excluding the amount of any deferred underwriting discount held in trust) at the time of the Company signing a definitive agreement in connection with its initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act.

FORTRESS CAPITAL ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company will provide its shareholders of Public Shares (“Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. If, however, shareholder approval of the transaction is required by applicable law or stock exchange listing requirement, or the Company decides to obtain shareholder approval for business or other reasons, it will: (i) conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and (ii) file proxy materials with the Securities and Exchange Commission (“SEC”). The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount in the Trust Account (approximately $10.00 per share as of June 30, 2021), plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay for the Company’s tax obligations, calculated as of two business days prior to the consummation of the Business Combination. The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 4). The Company’s amended and restated memorandum and articles of association provides that in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001 upon consummation of the initial business combination and after payment of the deferred underwriting commissions. In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its amended and restated memorandum and articles of association, conduct the redemptions pursuant to the tender offer rules of the SEC, and file tender offer documents with the SEC prior to completing a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) have agreed to vote their Founder Shares (as defined in Note 3) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the initial shareholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

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

If the Company is unable to complete a Business Combination within 24 months (January 2023) from the closing of the Initial Public Offering (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem 100% of the outstanding Public Shares which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholder and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law.

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

Liquidity and capital resources

As of June 30, 2021, the Company had $855,342 in its operating bank account, and working capital surplus of $1,527,258. In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”) (see Note 3). Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet the Company’s needs through the earlier of the consummation of a Business Combination and a minimum of one year from the date of issuance of these unaudited condensed financial statements. Over this time period, the Company will be using these funds for paying existing accounts payable and accrued expenses.

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

Management will continue to evaluate the impact of the COVID-19 pandemic and while the virus could have an adverse effect on the future financial results, cash flows and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2. Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021 or any future periods. These unaudited condensed financial statements should be read in conjunction with the Company’s financial statements for the period from August 27, 2020 through December 31, 2020 and footnotes thereto included in the Company’s January 12, 2021 Prospectus filed with the SEC on January 14, 2021.

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

Further, section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of estimates

The preparation of the unaudited condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting periods.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed as of June 30, 2021, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

FORTRESS CAPITAL ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2021 and December 31, 2020, respectively.

Investments held in trust account

The Company had approximately $400.0 million and no investments held in the Trust Account as of June 30, 2021 and December 31, 2020, respectively.

Offering costs

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred that are directly related to the Initial Public Offering of Units and totaled approximately $22.8 million, inclusive of $14.0 million in deferred underwriting commissions and approximately $0.5 million in unpaid offering costs. Approximately $21.9 million of the offering costs were related to the issuance of Class A ordinary shares and charged to shareholders’ equity and approximately $0.9 million of the offering costs were related to the warrant liabilities and charged to the unaudited condensed statement of operations.

Income taxes

The Company complies with the accounting and reporting requirements of Financial Accounting Standards Board (“FASB”) ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021 and December 31, 2020, respectively. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

FORTRESS CAPITAL ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class A ordinary shares subject to possible redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2021 and December 31, 2020, respectively, 36,005,871 and no Class A ordinary shares subject to possible redemption at the redemption amount are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.

Net income (loss) per ordinary share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. The Company’s unaudited condensed statements of operations includes a presentation of net income (loss) per share for ordinary shares subject to redemption in a manner similar to the two-class method of net income (loss) per ordinary share.

Net income (loss) per ordinary share, basic and diluted for Class A ordinary shares for the three and six months ended June 30, 2021, respectively, were calculated by dividing (i) the interest income earned on the Trust Account by (ii) the weighted average number of Class A ordinary shares outstanding for the respective periods.

Net income (loss) per ordinary share, basic and diluted for Class B ordinary shares for the three and six months ended June 30, 2021, respectively, were calculated by dividing (i) the net income (loss) less net income attributable to Class A ordinary shares by (ii) the weighted average number of Class B ordinary shares outstanding for the respective periods.

The Company has not considered the effect of the Warrants sold in the Initial Public Offering (including the exercise of the over-allotment option) and Private Placement to purchase an aggregate of 15,333,333 shares of Class A ordinary shares in the calculation of diluted income per share, since the exercise of the Warrants into Class A ordinary shares is contingent upon the occurrence of future events (see Note 5). For the three and six months ended June 30, 2021, respectively, the average market price of the Company’s Class A ordinary shares was below the Warrants’ $11.50 exercise price.

FORTRESS CAPITAL ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which at times may exceed the Federal depository insurance coverage of $250,000. As of June 30, 2021 and December 31, 2020, respectively, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair value measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:

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

Warrant liabilities

The Company accounts for its outstanding Public Warrants and Private Placement Warrants in accordance with the guidance contained in ASC 815-40 and determined that the Warrants do not meet the criteria for equity treatment thereunder. As such, each warrant must be recorded as a liability and is subject to re-measurement at each balance sheet date and any change in fair value is recorded in the Company’s unaudited condensed statements of operations. One of the more significant accounting estimates included in these unaudited condensed financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and accordingly actual results could differ significantly from those estimates.

FORTRESS CAPITAL ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

3. Related Party Transactions

Founder shares

In September 2020, the Company issued an aggregate of 8,625,000 Class B ordinary shares to the Sponsor (the “Founder Shares”) in exchange for an aggregate capital contribution of $25,000. On January 12, 2021, the Company effected a share dividend with respect to the Class B ordinary shares, resulting in 10,000,000 Class B ordinary shares issued and outstanding. The Sponsor had agreed to forfeit an aggregate of up to 1,250,000 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters. On January 15, 2021, the underwriters exercised their over-allotment option in full. As a result, the 1,250,000 Founder Shares were no longer subject to forfeiture. The Founder Shares will automatically convert into Class A ordinary shares upon the consummation of a Business Combination, on a one-for-one basis, subject to adjustment (see Note 5).

The initial shareholders have agreed not to transfer, assign or sell any of their Founder Shares until the earliest of (a) one year after the completion of the initial Business Combination, (b) subsequent to the initial Business Combination, if the last reported sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, and (c) following the completion of the initial Business Combination, such future date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of the Company’s Public Shareholders having the right to exchange their ordinary shares for cash, securities or other property. In January 2021, the Sponsor transferred a total of 50,000 Founder Shares to two independent directors of the Company for the same per-share price initially paid for by the Sponsor. Subsequent to these transfers, the Sponsor held 9,950,000 Founder Shares.

Private placement warrants

Substantially concurrently with the closing of the Initial Public Offering, the Sponsor purchased an aggregate 7,333,333 Private Placement Warrants in the Private Placement. Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at $11.50 per share. A portion of the proceeds from the sale of the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Sponsor and the Company’s officers and directors have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the Business Combination.

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

Office space and related support services

During January 2021, the Company entered into an agreement with an affiliate of the Sponsor to pay a monthly fee of $20,000 for office space and related support services. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three and six months ended June 30, 2021, the Company incurred and paid $60,000 and $112,258, respectively, in expenses for services provided by an affiliate of the Sponsor in connection with the aforementioned agreement.

Related party loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2021 and December 31, 2020, respectively, no Working Capital Loans were outstanding.

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

5. Warrant Liabilities

The Company has outstanding Public Warrants to purchase an aggregate of 8,000,000 shares of the Company’s ordinary shares issued in connection with the Initial Public Offering and outstanding Private Placement Warrants to purchase an aggregate of 7,333,333 shares of the Company’s ordinary shares (including warrants issued in connection with the exercise of the over-allotment option).

The change in fair value of the warrant liabilities is summarized as follows:

Warrant liabilities as of December 31, 2020	$—
Initial measurement on January 15, 2021 - Initial Public Offering	32,303,225
Decrease in fair value of warrant liabilities	(9,803,226)
Warrant liabilities as of June 30, 2021	$22,499,999

FORTRESS CAPITAL ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Warrants—Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. Each whole Public Warrant will entitle the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available. The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, the Company will use its best efforts to file with the SEC a registration statement covering the issuance of Class A ordinary shares issuable upon exercise of the Public Warrants. The Company will use its best efforts to cause the same to become effective within 60 business days after the closing of the initial Business Combination and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration or redemption of the warrants in accordance with the provisions of the warrant agreement. If the Class A ordinary shares, at the time of any exercise of a warrant, is not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section (18)(b)(1) of the Securities Act, the Company may require warrant holders who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th business day after the closing of the initial business combination, warrant holders may, until such time as there is an effective registration statement and during any period when we will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption.

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

FORTRESS CAPITAL ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company may call the Public Warrants for redemption:

1.When the price per Class A ordinary share equals or exceeds $18.00:
▪in whole and not in part;
▪at a price of $0.01 per warrant;
▪upon a minimum of 30 days’ prior written notice of redemption; and
▪if, and only if, the last reported sale price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

2.When the price per Class A ordinary share equals or exceeds $10.00:
▪in whole and not in part;
▪at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares of Class A ordinary shares to be determined by reference to a table included in the warrant agreement, based on the redemption date and the fair market value of Class A ordinary shares;
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

6. Shareholders’ Equity

Class A ordinary shares—The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share on each matter on which they are entitled to vote. As of June 30, 2021, there were 40,000,000 Class A ordinary shares issued and outstanding, including 36,005,871 Class A ordinary shares subject to possible redemption. As of December 31, 2020, there were no Class A ordinary shares issued and outstanding.

Class B ordinary shares—The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class B ordinary shares are entitled to one vote for each share on each matter on which they are entitled to vote. The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of the consummation of the initial Business Combination, on a one-for-one basis. As of June 30, 2021 and December 31, 2020, respectively, there were 10,000,000 Class B ordinary shares issued and outstanding.

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

Preferred shares—The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share. As of June 30, 2021 and December 31, 2020, respectively, there were no preferred shares issued and outstanding.

7. Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured on a recurring basis as of June 30, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value. Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period.

	June 30, 2021
	Fair Value	Valuation Method
Assets
Investments held in Trust Account	$400,031,452	Level 1 - Quoted prices in active markets for identical assets
Liabilities
Public Warrant liability	$8,640,000	Level 1 - Quoted prices in active markets for identical liabilities
Private Placement Warrant liability	$13,859,999	Level 3 - Unobservable inputs based on an assessment of the assumptions that market participants would use in pricing liabilities

As of June 30, 2021 and December 31, 2020, respectively, the recorded values of cash and accounts payable and accrued expenses approximate their fair values due to the short-term nature of these instruments.

Investments held in Trust Account

Investments held in Trust Account are invested in a U.S. Treasury Securities Money Market Fund as of June 30, 2021. None of the balance in the Trust Account was held in cash as of June 30, 2021.

FORTRESS CAPITAL ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Warrant liabilities

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement Warrants	Public Warrants	Warrant Liabilities
Fair value as of December 31, 2020	$—	$—	$—
Initial measurement on January 15, 2021(1) - Initial Public Offering	16,502,271	15,800,954	32,303,225
Change in fair value(2)(3)	(2,642,272)	(7,160,954)	(9,803,226)
Fair value as of June 30, 2021(4)	$13,859,999	$8,640,000	$22,499,999
___________________________
(1)
Initial fair value for the Warrants on January 15, 2021, the date of the Company’s Initial Public Offering, was determined using a closed form barrier option simulation model and a modified Black-Scholes option pricing model, with consideration of the redemption features of the Warrants. The Warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs.

The key inputs into the modified Black-Scholes option pricing model for the Warrants were as follows at initial measurement:

Input	January 15, 2021 (Initial Measurement)
Risk-free interest rate	0.72%
Expected volatility	32.5%
Dividend yield	0.0%
Expected term (years)	6 years
Exercise price	$11.50
The risk-free interest rate is based on the U.S. Treasury yield curve in effect on the date of valuation equal to the remaining expected life of the Warrants. Expected volatility is based on historical volatility of publicly traded warrants for comparable special purpose acquisition companies and the Russell 3000 Index as of the valuation date. The dividend yield percentage is zero because the Company does not currently pay dividends, nor does it intend to do so during the expected term of the Warrants.

(2)	Changes in valuation are recognized in change in fair value of warrant liabilities in the unaudited condensed statements of operations.
(3)
Due to the use of quoted prices in an active market (Level 1) to measure the fair value of the Public Warrants subsequent to initial measurement, the Company had transfers out of Level 3 totaling $7.9 million as of March 31, 2021.

(4)	The key inputs into the modified Black-Scholes option pricing model for the Private Placement Warrants were as follows as of June 30, 2021:

Input	June 30, 2021
Risk-free interest rate	0.87%
Volatility	26.5%
Dividend yield	0.0%
Expected term (years)	6 years
Exercise price	$11.50

The risk-free interest rate is based on the U.S. Treasury yield curve in effect on the date of valuation equal to the remaining expected life of the Private Placement Warrants. Volatility is based on the implied volatility of the Company's Public Warrants, historical volatility of publicly traded warrants for comparable special purpose acquisition companies and the Russell 3000 Index as of the valuation date. The dividend yield percentage is zero because the Company does not currently pay dividends, nor does it intend to do so during the expected term of the Private Placement Warrants.

FORTRESS CAPITAL ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

8. Subsequent Events

The notes to the unaudited condensed financial statements include a discussion of material events, if any, which have occurred subsequent to June 30, 2021 (referred to as “subsequent events”) through the date these unaudited condensed financial statements were issued. Management has evaluated the subsequent events through this date and has concluded that no material subsequent events have occurred that require additional adjustment or disclosure in the unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

•our financial performance; and

•the other risks and uncertainties discussed in “Risk Factors”.

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

Overview

We are a blank check company incorporated on August 27, 2020 as a Cayman Islands exempted company formed for the purpose of effecting a merger, capital share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (“Business Combination”). Although we may pursue an acquisition in any industry or geography, we intend to capitalize on the ability of our management team to identify, acquire and operate a business that may provide opportunities for attractive risk-adjusted returns. We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies. Our sponsor is Fortress Capital Acquisition Sponsor LLC (the “Sponsor”).

Our registration statement for the initial public offering (the “Initial Public Offering”) was declared effective on January 12, 2021. On January 15, 2021, we consummated the Initial Public Offering of 40,000,000 units (“Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), which included the issuance of 5,000,000 Units as a result of the underwriters’ exercise of their over-allotment option in full, at $10.00 per Unit, generating gross proceeds of $400.0 million and incurring offering costs of approximately $22.8 million, inclusive of $14.0 million in deferred underwriting commissions. Each Unit consists of one Class A ordinary share and one-fifth of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment.

Substantially concurrently with the closing of the Initial Public Offering, we consummated a private placement (“Private Placement”) of 7,333,333 warrants (the “Private Placement Warrants” and together with the “Public Warrants”, the “Warrants”), at a price of $1.50 per Private Placement Warrant, with our Sponsor, generating gross proceeds of $11.0 million.

Upon the closing of the Initial Public Offering and Private Placement, $400.0 million ($10.00 per Unit) of the aggregate net cash proceeds of the sale of the Units in the Initial Public Offering and the Private Placement was placed in a U.S.-based trust account (the “Trust Account”) at J.P. Morgan Chase Bank, N.A., maintained by Continental Stock Transfer & Trust Company, acting as trustee. The cash proceeds held in the Trust Account were subsequently invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by us meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by us, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account as described below.

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

For the three months ended June 30, 2021, we had net income of $1,040,680 which consisted of $14,298 in interest income and a non-cash $1,418,736 decrease in fair value of warrant liabilities, partially offset by $392,354 in general and administrative expenses. General and administrative expenses were primarily comprised of insurance expense and administrative fees.

For the six months ended June 30, 2021, we had net income of $2,686,608 which consisted of $31,452 in interest income and a non-cash $9,803,226 decrease in fair value of warrant liabilities, partially offset by a non-cash loss of $5,502,271 on the excess of fair value over cash received for the Private Placement Warrants, $929,159 in offering costs related to warrant liabilities and $716,640 in general and administrative expenses. General and administrative expenses were primarily comprised of insurance expense and administrative fees.

Liquidity and Capital Resources

As indicated in the accompanying unaudited condensed financial statements, as of June 30, 2021, we had $855,342 in our operating bank account and working capital surplus of $1,527,258.

Through our Initial Public Offering, our liquidity needs have been satisfied through receipt of a $25,000 capital contribution from our Sponsor in exchange for the issuance of the Founder Shares to our Sponsor, up to $300,000 in loans from our Sponsor and the proceeds not held in the Trust Account, which resulted from the consummation of the Initial Public Offering and the sale of Private Placement Warrants to the Sponsor. Following the closing of the Initial Public Offering, the exercise of the over-allotment option, and the sale of Private Placement Warrants, which resulted in $400.0 million ($10.00 per Unit) being placed into a Trust Account and payment of expenses, we had $855,342 in cash held outside of the Trust Account as of June 30, 2021, which we intend to use for working capital purposes.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”).

Based on the foregoing, we believe we will have sufficient working capital and borrowing capacity to meet our needs through the earlier of the consummation of a Business Combination and a minimum of one year from the date of issuance of these unaudited condensed financial statements. Over this time period, the Company will be using these funds for paying existing accounts payable and accrued expenses.

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

Critical Accounting Policies and Estimates

Class A ordinary shares subject to possible redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2021 and December 31, 2020, respectively, 36,005,871 and no Class A ordinary shares subject to possible redemption at the redemption amount are presented as temporary equity, outside of the shareholders’ equity section of our condensed balance sheets.

Net income (loss) per ordinary share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. The Company’s unaudited condensed statements of operations includes a presentation of net income (loss) per share for ordinary shares subject to redemption in a manner similar to the two-class method of net income (loss) per ordinary share.

Net income (loss) per ordinary share, basic and diluted for Class A ordinary shares for the three and six months ended June 30, 2021, respectively, were calculated by dividing (i) the interest income earned on the Trust Account by (ii) the weighted average number of Class A ordinary shares outstanding for the respective periods.

Net income (loss) per ordinary share, basic and diluted for Class B ordinary shares for the three and six months ended June 30, 2021, respectively, were calculated by dividing (i) the net income (loss) less net income attributable to Class A ordinary shares by (ii) the weighted average number of Class B ordinary shares outstanding for the respective periods.

The Company has not considered the effect of the Warrants sold in the Initial Public Offering (including the exercise of the over-allotment option) and Private Placement to purchase an aggregate of 15,333,333 shares of Class A ordinary shares in the calculation of diluted income per share, since the exercise of the Warrants into Class A ordinary shares is contingent upon the occurrence of future events. For the three and six months ended June 30, 2021, respectively, the average market price of the Company’s Class A ordinary shares was below the Warrants’ $11.50 exercise price.

Warrant liabilities

The Company accounts for its outstanding Public Warrants and Private Placement Warrants in accordance with the guidance contained in ASC 815-40 and determined that the Warrants do not meet the criteria for equity treatment thereunder. As such, each warrant must be recorded as a liability and is subject to re-measurement at each balance sheet date and any change in fair value is recorded in the Company’s unaudited condensed statements of operations. One of the more significant accounting estimates included in these unaudited condensed financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and accordingly actual results could differ significantly from those estimates.

Recent accounting pronouncements

Our management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our unaudited condensed financial statements.

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As such, our unaudited condensed financial statements may not be comparable to companies that comply with public company effective dates.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, and in light of the material weakness in internal controls described below, our Chief Executive Officer and Chief Financial Officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, with the exception of the below.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.
None.

Item 1A. Risk Factors.

The risk factors disclosed in “Risk Factors” included in our Prospectus dated January 12, 2021 filed with the SEC on January 14, 2021 and our Quarterly Report for the quarterly period ended March 31, 2021 filed on Form 10-Q with the SEC on May 13, 2021 are hereby incorporated by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In September 2020, we issued an aggregate of 8,625,000 Class B ordinary shares to our Sponsor for an aggregate purchase price of $25,000. On January 12, 2021, the Company effected a share dividend with respect to the Class B ordinary shares, resulting in an aggregate of 10,000,000 Class B ordinary shares issued and outstanding. In January 2021, the Sponsor transferred a total of 50,000 Founder Shares to two independent directors of the Company for the same per-share price initially paid for by the Sponsor. As of June 30, 2021, the Sponsor held 9,950,000 Founder Shares.

On January 15, 2021, the Company consummated its Initial Public Offering of 40,000,000 Units, with each Unit consisting of one Class A ordinary share of the Company, par value $0.0001 per share, and one-fifth of one redeemable warrant to purchase one Class A ordinary share. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $400.0 million.

Substantially concurrently with the closing of the Initial Public Offering, our Sponsor purchased an aggregate 7,333,333 warrants, at a price of $1.50 per Private Placement Warrant, generating gross proceeds of $11.0 million, each exercisable to purchase one Class A ordinary share at $11.50 per share. Following the closing of the Initial Public Offering and the sale of Private Placement Warrants, an aggregate of $400.0 million was placed in the Trust Account.

For a description of the use of the proceeds generated in our initial public offering, see Part I, Item 2 of this Quarterly Report on Form 10-Q.

Item 3. Defaults Upon Senior Securities.
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

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Condensed Balance Sheets; (ii) Condensed Statement of Operations; (iii) Condensed Statement of Changes in Shareholders’ Equity; (iv) Condensed Statement of Cash Flows; and (v) Notes to Condensed Financial Statements.

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
Date: August 9, 2021