Form 10-Q
period 2021-09-30
Fortress Capital Acquisition Corp
filed 2021-11-08
CIK 1823733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021
or
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
Yes ☒ No ☐

As of November 5, 2021, 40,000,000 Class A ordinary shares, par value $0.0001 per share and 10,000,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

Fortress Capital Acquisition Corp.
QUARTERLY REPORT ON FORM 10-Q

Table of Contents

		PAGE

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

	Condensed Balance Sheets as of September 30, 2021 (Unaudited) and December 31, 2020	2

	Condensed Statements of Operations for the three and nine months ended September 30, 2021 and for the period from August 27, 2020 (inception) through September 30, 2020 (Unaudited)	3

	Condensed Statements of Changes in Shareholders’ Equity for the three and nine months ended September 30, 2021 and for the period from August 27, 2020 (inception) through September 30, 2020 (Unaudited)	4

	Condensed Statement of Cash Flows for the nine months ended September 30, 2021 and for the period from August 27, 2020 (inception) through September 30, 2020 (Unaudited)	5

	Notes to Unaudited Condensed Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35

Item 4.	Controls and Procedures	35

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	37

Item 1A.	Risk Factors	37

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 3.	Defaults Upon Senior Securities	37

Item 4.	Mine Safety Disclosures	37

Item 5.	Other Information	37

Item 6.	Exhibits	38

PART I. FINANCIAL INFORMATION
Item 1. Condensed Financial Statements

FORTRESS CAPITAL ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	September 30, 2021 (Unaudited)	December 31, 2020
Assets:
Current assets:
Cash	$745,217	$94,577
Prepaid expenses	1,089,855	—
Total current assets	1,835,072	94,577
Investments held in Trust Account	400,036,599	—
Deferred offering costs	—	445,536
Total Assets	$401,871,671	$540,113

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable and accrued expenses	$641,314	$244,178
Note payable - related party	—	287,250
Total current liabilities	641,314	531,428
Deferred underwriting commissions payable	14,000,000	—
Warrant liabilities	19,139,999	—
Total Liabilities	33,781,313	531,428

Commitments and Contingencies

Class A ordinary shares subject to possible redemption; 40,000,000 shares and no shares issued and outstanding at redemption value as of September 30, 2021 and December 31, 2020, respectively	400,000,000	—

Shareholders’ Equity:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized as of September 30, 2021 and December 31, 2020, respectively	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 10,000,000 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	1,000	1,000
Additional paid-in capital	—	24,000
Accumulated deficit	(31,910,642)	(16,315)
Total Shareholders’ Equity	(31,909,642)	8,685
Total Liabilities and Shareholders’ Equity	$401,871,671	$540,113

The accompanying notes are an integral part of these unaudited condensed financial statements.

FORTRESS CAPITAL ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended September 30, 2021	For the nine months ended September 30, 2021	For the period from August 27, 2020 (inception) through September 30, 2020
General and administrative expenses	$333,500	$1,050,140	$13,066
Loss from operations	(333,500)	(1,050,140)	(13,066)

Other income (loss):
Interest income	5,147	36,599	—
Decrease in fair value of warrant liabilities	3,360,000	13,163,226	—
Fair value in excess of cash received for Private Placement Warrants	—	(5,502,271)	—
Offering costs related to warrant liabilities	—	(929,159)	—
Total other income (loss)	3,365,147	6,768,395	—

Net income (loss)	$3,031,647	$5,718,255	$(13,066)

Weighted average shares outstanding, Class A ordinary shares	40,000,000	40,000,000
Basic and diluted net income per share, Class A ordinary shares	$0.06	$0.11

Weighted average shares outstanding, Class B ordinary shares	10,000,000	9,935,897	8,750,000
Basic and diluted net income (loss) per share, Class B ordinary shares	$0.06	$0.12	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FORTRESS CAPITAL ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	For the three and nine months ended September 30, 2021
	Ordinary Shares				Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance - December 31, 2020	—	$—	10,000,000	$1,000	$24,000	$(16,315)	$8,685
Accretion of Class A ordinary shares to redemption value (see Note 1)	—	—	—	—	(24,000)	(37,612,582)	(37,636,582)
Net income	—	—	—	—	—	1,645,928	1,645,928
Balance - March 31, 2021	—	$—	10,000,000	$1,000	$—	$(35,982,969)	$(35,981,969)
Net income	—	—	—	—	—	1,040,680	1,040,680
Balance - June 30, 2021	—	$—	10,000,000	$1,000	$—	$(34,942,289)	$(34,941,289)
Net income	—	—	—	—	—	3,031,647	3,031,647
Balance - September 30, 2021	—	$—	10,000,000	$1,000	$—	$(31,910,642)	$(31,909,642)

	For the period from August 27, 2020 (inception) through September 30, 2020
	Ordinary Shares				Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance - August 27, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	10,000,000	1,000	24,000	—	25,000
Net income (loss)	—	—	—	—	—	(13,066)	(13,066)
Balance - September 30, 2020	—	$—	10,000,000	$1,000	$24,000	$(13,066)	$11,934

The accompanying notes are an integral part of these unaudited condensed financial statements.

FORTRESS CAPITAL ACQUISITION CORP.
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

	For the nine months ended September 30, 2021	For the period from August 27, 2020 (inception) through September 30, 2020
Cash Flows from Operating Activities:
Net income (loss)	$5,718,255	$(13,066)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest income from investments held in Trust Account	(36,599)	—
Decrease in fair value of warrant liabilities	(13,163,226)	—
Fair value in excess of cash received for Private Placement Warrants	5,502,271	—
Offering costs related to warrant liabilities	929,159	—
Changes in operating assets and liabilities:
Prepaid expenses	(1,089,855)	—
Accounts payable and accrued expenses	169,119	13,066
Net cash used in operating activities	(1,970,876)	—

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(400,000,000)	—
Net cash used in investing activities	(400,000,000)	—

Cash Flows from Financing Activities:
Proceeds from Sponsor loan	—	52,250
Repayment of Sponsor loan	(287,250)	—
Proceeds received from Initial Public Offering of Units, net of underwriting commissions paid	392,000,000	—
Payment of offering costs	(91,234)	(52,250)
Proceeds received from issuance of Private Placement Warrants	11,000,000	—
Net cash provided by financing activities	402,621,516	—

Net change in cash	650,640	—
Cash - beginning of the period	94,577	—
Cash - end of the period	$745,217	$—

Supplemental disclosure of non-cash financing activities:
Deferred underwriting commissions payable in connection with the Initial Public Offering	$14,000,000	$—
Deferred offering costs paid directly by Sponsor in consideration for Class B ordinary shares	$—	$19,108

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

All activity from August 27, 2020 (inception) through September 30, 2021 relates to the Company’s formation, the completion of the initial public offering (the “Initial Public Offering”) and, since the closing of the Initial Public Offering, the search for a Business Combination candidate. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on January 12, 2021. On January 15, 2021, the Company consummated its Initial Public Offering of 40,000,000 units (“Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), which included the issuance of 5,000,000 Units as a result of the underwriters’ exercise of their over-allotment option in full, at $10.00 per Unit, generating gross proceeds of $400,000,000 and incurring offering costs of $22,764,787, inclusive of $14,000,000 in deferred underwriting commissions (see Note 4). Each Unit consists of one Class A ordinary share and one-fifth of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment (see Note 5).

Substantially concurrently with the closing of the Initial Public Offering, the Company consummated a private placement (“Private Placement”) of 7,333,333 warrants (the “Private Placement Warrants” and together with the “Public Warrants”, the “Warrants”), at a price of $1.50 per Private Placement Warrant, with the Company’s sponsor, Fortress Capital Acquisition Sponsor LLC (the “Sponsor”), generating gross proceeds of $11,000,000 (see Note 3). The Private Placement Warrants had an estimated fair value of $16,502,271 as of the closing of the Initial Public Offering, resulting in a $5,502,271 non-cash loss to the Company equal to the fair value in excess of cash received for the Private Placement Warrants.

FORTRESS CAPITAL ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Upon the closing of the Initial Public Offering and Private Placement, $400,000,000 ($10.00 per Unit) of the aggregate net cash proceeds of the sale of the Units in the Initial Public Offering and the Private Placement was placed in a U.S.-based trust account (the “Trust Account”), maintained by Continental Stock Transfer & Trust Company, acting as trustee. The cash proceeds held in the Trust Account were subsequently invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended, (“Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account as described below.
As of September 30, 2021, the Company had $745,217 in cash held outside of the Trust Account. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company’s initial Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the assets held in the Trust Account (net of amounts disbursed to management for working capital purposes, if any, and excluding the amount of any deferred underwriting discount held in trust) at the time of the Company signing a definitive agreement in connection with its initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

FORTRESS CAPITAL ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company will provide its shareholders of Public Shares (“Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. If, however, shareholder approval of the transaction is required by applicable law or stock exchange listing requirement, or the Company decides to obtain shareholder approval for business or other reasons, it will: (i) conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and (ii) file proxy materials with the Securities and Exchange Commission (“SEC”). The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount in the Trust Account (approximately $10.00 per share as of September 30, 2021), plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay for the Company’s tax obligations, calculated as of two business days prior to the consummation of the Business Combination. The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 4). The Company’s amended and restated memorandum and articles of association provides that in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001 upon consummation of the initial business combination and after payment of the deferred underwriting commissions. In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its amended and restated memorandum and articles of association, conduct the redemptions pursuant to the tender offer rules of the SEC, and file tender offer documents with the SEC prior to completing a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) have agreed to vote their Founder Shares (as defined in Note 3) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the initial shareholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

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

Liquidity and capital resources

As of September 30, 2021, the Company had $745,217 in its operating bank account and working capital surplus of $1,193,758. In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”) (see Note 3). Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet the Company’s needs through the earlier of the consummation of a Business Combination and a minimum of one year from the date of issuance of these unaudited condensed financial statements. Over this time period, the Company will be using these funds for paying existing accounts payable and accrued expenses.

Separate trading of Class A ordinary shares and Public Warrants

On March 2, 2021, the Company announced that, commencing March 5, 2021, the holders of the Company’s Units may elect to separately trade the Class A ordinary shares and Public Warrants comprising the Units. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. Those Units not separated will continue to trade on the New York Stock Exchange under the symbol “FCAX.U,” and each of the Class A ordinary shares and Public Warrants that are separated will trade on the New York Stock Exchange under the symbols “FCAX” and “FCAX WS,” respectively.

FORTRESS CAPITAL ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
COVID-19

An outbreak of respiratory disease which caused a global pandemic continues to impact global markets. This coronavirus has resulted in enhanced health screenings, healthcare service preparation and delivery, quarantines, cancellations, disruptions to markets, supply chains and customer activity, as well as general concern and uncertainty. Although a number of vaccines for COVID-19 have been developed and are in the process of being deployed in certain countries, including the United States, the timing for widespread vaccination is uncertain, and these vaccines may be less effective against new mutated strains of the virus. The impact of this coronavirus continues to evolve and is affecting the economies of many nations, individual companies and markets in general and may continue to last for an extended period of time.

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

Revision of previously issued financial statements

The Company revised certain line items related to the previously filed financial statements for June 30, 2021 and March 31, 2021 on Form 10-Q filed with the SEC on August 9, 2021 and May 13, 2021, respectively, and the previously audited balance sheet as of January 15, 2021 on Form 8-K filed with the SEC on January 22, 2021, to classify all Class A ordinary shares in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, which has been codified in Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”), paragraph 10-S99-3A, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified 3,994,129 shares, 4,098,197 shares, 1,676,931 shares as of June 30, 2021, March 31, 2021 and January 15, 2021, respectively, in permanent equity. Although the Company did not specify a maximum redemption threshold, its amended and restated memorandum and articles of association provides that the Company will not redeem its Public Shares in an amount that will cause its net tangible assets to be less than $5,000,001. Upon re-evaluation, the Company determined that the Class A ordinary shares include certain provisions that require classification of the Class A ordinary shares as temporary equity regardless of the minimum net tangible assets threshold. As a result, the Company revised its previously filed financial statements to classify all Class A ordinary shares as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480. The change in the carrying value of redeemable Class A ordinary shares resulted in charges against Additional paid-in capital and Accumulated deficit, as described below in more detail. In connection with the change in presentation for the Class A ordinary shares subject to redemption, the Company also revised its earnings per share calculation to allocate net income (loss) evenly to Class A and Class B ordinary shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary shares share pro rata in the income (loss) of the Company. There has been no change in the Company’s total assets, liabilities or operating results.

FORTRESS CAPITAL ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following balance sheet items as of June 30, 2021 were impacted: (i) an increase in Class A ordinary shares subject to possible redemption of $39,941,290, (ii) a decrease in Class A ordinary shares of $400, (iii) a decrease in Additional paid-in capital of $2,328,308, (iv) an increase in Accumulated deficit of $37,612,582 and (v) a decrease in Shareholders’ equity of $39,941,290.

The following balance sheet items as of March 31, 2021 were impacted: (i) an increase in Class A ordinary shares subject to possible redemption of $40,981,970, (ii) a decrease in Class A ordinary shares $410, (iii) a decrease in Additional paid-in capital of $3,368,978, (iv) an increase in Accumulated deficit of $37,612,582 and (v) a decrease in Shareholders’ equity of $40,981,970.

The following balance sheet items as of January 15, 2021 were impacted: (i) an increase in Class A ordinary shares subject to possible redemption of $16,769,310, (ii) a decrease in Class A ordinary shares of $168, (iii) a decrease in Additional paid-in capital of $5,028,357, (iv) an increase in Accumulated deficit of $11,740,785 and (v) a decrease in Shareholders’ equity of $16,769,310.

2.    Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021 or any future periods. These unaudited condensed financial statements should be read in conjunction with the Company’s financial statements for the period from August 27, 2020 through December 31, 2020 and footnotes thereto included in the Company’s January 12, 2021 Prospectus filed with the SEC on January 14, 2021.

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed as of September 30, 2021, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

FORTRESS CAPITAL ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2021 and December 31, 2020, respectively.

Investments held in trust account

The Company had $400,036,599 and no investments held in the Trust Account as of September 30, 2021 and December 31, 2020, respectively.

Offering costs

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred that are directly related to the Initial Public Offering of Units and totaled $22,764,787, inclusive of $14,000,000 in deferred underwriting commissions and $464,325 in unpaid offering costs. Offering costs of $21,835,628 were related to the issuance of Class A ordinary shares and charged to temporary equity and $929,159 of the offering costs were related to the warrant liabilities and charged to the unaudited condensed statement of operations.

Income taxes

The Company complies with the accounting and reporting requirements of FASB ASC Topic 740, “Income Taxes,” (“ASC 740”) which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021 and December 31, 2020, respectively. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

FORTRESS CAPITAL ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class A ordinary shares subject to possible redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2021, 40,000,000 Class A ordinary shares subject to possible redemption at the redemption value were presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets (see Note 6). As of December 31, 2020, there were no Class A ordinary shares issued and outstanding.

Net income (loss) per ordinary share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. The Company’s unaudited condensed statements of operations includes a presentation of net income (loss) per share for ordinary shares subject to redemption in a manner similar to the two-class method of net income (loss) per ordinary share. Earnings and losses are shared pro rata between the two classes of shares. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

Net income (loss) per ordinary share, basic and diluted for Class A ordinary shares for the three and nine months ended September 30, 2021 were calculated by dividing (i) the allocation of net income of $2,425,317 and $4,574,604, respectively, by (ii) the weighted average number of Class A ordinary shares outstanding for the respective periods.

Net income (loss) per ordinary share, basic and diluted for Class B ordinary shares for the three and nine months ended September 30, 2021 were calculated by dividing (i) the allocation of net income of $606,330 and $1,143,651, respectively, by (ii) the weighted average number of Class B ordinary shares outstanding for the respective periods.

Net income (loss) per ordinary share, basic and diluted for Class B ordinary shares for the period from August 27, 2020 (inception) through September 30, 2020, were calculated by dividing (i) net loss of $13,066 by (ii) the weighted average number of Class B ordinary shares outstanding for the respective period.

FORTRESS CAPITAL ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company has not considered the effect of the Warrants sold in the Initial Public Offering (including the exercise of the over-allotment option) and Private Placement to purchase an aggregate of 15,333,333 Class A ordinary shares in the calculation of diluted net income (loss) per share, since the exercise of the Warrants into Class A ordinary shares is contingent upon the occurrence of future events (see Note 5). As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which at times may exceed the Federal depository insurance coverage of $250,000. As of September 30, 2021 and December 31, 2020, respectively, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

FORTRESS CAPITAL ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Warrant liabilities

The Company accounts for its outstanding Public Warrants and Private Placement Warrants in accordance with the guidance contained in FASB ASC Subtopic 815-40 “Derivatives and Hedging - Contracts in Entity’s Own Equity” (“ASC 815-40”) and determined that the Warrants do not meet the criteria for equity treatment thereunder. As such, each warrant must be recorded as a liability and is subject to re-measurement at each balance sheet date and any change in fair value is recorded in the Company’s unaudited condensed statements of operations. One of the more significant accounting estimates included in these unaudited condensed financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and accordingly actual results could differ significantly from those estimates.

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

FORTRESS CAPITAL ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note payable—related party

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

Office space and related support services

During January 2021, the Company entered into an agreement with an affiliate of the Sponsor to pay a monthly fee of $20,000 for office space and related support services. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three and nine months ended September 30, 2021, the Company incurred and paid $60,000 and $172,258, respectively, in expenses for services provided by an affiliate of the Sponsor in connection with the aforementioned agreement.

FORTRESS CAPITAL ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Related party loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2021 and December 31, 2020, respectively, no Working Capital Loans were outstanding.

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

FORTRESS CAPITAL ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Underwriting agreement

The Company granted the underwriters a 45-day option from the date of the Initial Public Offering to purchase up to 5,000,000 additional Units to cover over-allotments, if any, at the price paid by the underwriters in the Initial Public Offering. The underwriters exercised this over-allotment in full concurrently with the closing of the Initial Public Offering. The underwriters were entitled to an underwriting discount of $0.20 per unit, or $8,000,000 paid upon the closing of the Initial Public Offering. Additionally, a deferred underwriting discount of $0.35 per unit, or $14,000,000 will be payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes a Business Combination, subject to the terms of the underwriting agreement.

5.    Warrant Liabilities

The Company has outstanding Public Warrants to purchase an aggregate of 8,000,000 of the Company’s ordinary shares and outstanding Private Placement Warrants to purchase an aggregate of 7,333,333 of the Company’s ordinary shares (including warrants issued in connection with the exercise of the over-allotment option).

The change in fair value of the warrant liabilities is summarized as follows:

Warrant liabilities as of December 31, 2020	$—
Initial measurement on January 15, 2021 - Initial Public Offering	32,303,225
Decrease in fair value of warrant liabilities	(13,163,226)
Warrant liabilities as of September 30, 2021	$19,139,999

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

2.When the price per Class A ordinary share equals or exceeds $10.00:
▪in whole and not in part;
▪at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of Class A ordinary shares to be determined by reference to a table included in the warrant agreement, based on the redemption date and the fair market value of Class A ordinary shares;
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

6.    Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. Pursuant to the amended and restated memorandum and articles of association, the Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holder of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2021, there were 40,000,000 Class A ordinary shares outstanding, all of which were subject to possible redemption. As of December 31, 2020, there were no Class A ordinary shares issued and outstanding.

FORTRESS CAPITAL ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

As of September 30, 2021, the Class A ordinary shares subject to possible redemption reflected on the balance sheet are reconciled in the following table:

Gross proceeds	$400,000,000
Less:
Initial fair value of public warrant liability	(15,800,954)
Class A ordinary shares offering costs	(21,835,628)
Plus:
Accretion of Class A ordinary shares to redemption value	37,636,582
Class A ordinary shares subject to possible redemption	$400,000,000

7.    Shareholders’ Equity

Class A ordinary shares—Pursuant to the amended and restated memorandum and articles of association, the Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share on each matter on which they are entitled to vote. As of September 30, 2021, there were 40,000,000 Class A ordinary shares issued and outstanding, and all Class A ordinary shares were subject to possible redemption and included in temporary equity (see Note 6). As of December 31, 2020, there were no Class A ordinary shares issued and outstanding.

Class B ordinary shares—Pursuant to the amended and restated memorandum and articles of association, the Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class B ordinary shares are entitled to one vote for each share on each matter on which they are entitled to vote. The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of the consummation of the initial Business Combination, on a one-for-one basis. As of September 30, 2021 and December 31, 2020 there were 10,000,000 Class B ordinary shares, respectively, issued and outstanding.

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

Preferred shares—Pursuant to the amended and restated memorandum and articles of association, the Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share. As of September 30, 2021 and December 31, 2020 there were no preferred shares, respectively, issued and outstanding.

8.    Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured on a recurring basis as of September 30, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value. Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period.

	September 30, 2021
	Fair Value	Valuation Method
Assets
Investments held in Trust Account	$400,036,599	Level 1 - Quoted prices in active markets for identical assets
Liabilities
Public Warrant liability	$7,040,000	Level 1 - Quoted prices in active markets for identical liabilities
Private Placement Warrant liability	$12,099,999	Level 3 - Unobservable inputs based on an assessment of the assumptions that market participants would use in pricing liabilities

As of September 30, 2021 and December 31, 2020, respectively, the recorded values of cash and accounts payable and accrued expenses approximate their fair values due to the short-term nature of these instruments.

Investments held in Trust Account

Investments held in Trust Account are invested in a U.S. treasury securities money market fund as of September 30, 2021. None of the balance in the Trust Account was held in cash as of September 30, 2021.

FORTRESS CAPITAL ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Warrant liabilities

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement Warrants	Public Warrants	Warrant Liabilities
Fair value as of December 31, 2020	$—	$—	$—
Initial measurement on January 15, 2021(1) - Initial Public Offering	16,502,271	15,800,954	32,303,225
Change in fair value(2)(3)	(4,402,272)	(8,760,954)	(13,163,226)
Fair value as of September 30, 2021(4)	$12,099,999	$7,040,000	$19,139,999
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
(3)
Due to the use of quoted prices in an active market (Level 1) to measure the fair value of the Public Warrants subsequent to initial measurement, the Company had transfers out of Level 3 totaling $7,920,000 during 2021.

(4)	The key inputs into the modified Black-Scholes option pricing model for the Private Placement Warrants were as follows as of September 30, 2021:

Input	September 30, 2021
Risk-free interest rate	0.98%
Volatility	24.0%
Dividend yield	0.0%
Expected term (years)	6 years
Exercise price	$11.50

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
Level 3 instruments have inherent uncertainties. If factors or assumptions change, the estimated fair values could be materially different.

FORTRESS CAPITAL ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

9.    Subsequent Events
The notes to the unaudited condensed financial statements include a discussion of material events, if any, which have occurred subsequent to September 30, 2021 (referred to as “subsequent events”) through the date these unaudited condensed financial statements were issued. Management has evaluated the subsequent events through this date and has concluded that no material subsequent events have occurred that require additional adjustment or disclosure in the unaudited condensed financial statements.

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

Our registration statement for the initial public offering (the “Initial Public Offering”) was declared effective on January 12, 2021. On January 15, 2021, we consummated the Initial Public Offering of 40,000,000 units (“Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), which included the issuance of 5,000,000 Units as a result of the underwriters’ exercise of their over-allotment option in full, at $10.00 per Unit, generating gross proceeds of $400,000,000 and incurring offering costs of $22,764,787 inclusive of $14,000,000 in deferred underwriting commissions. Each Unit consists of one Class A ordinary share and one-fifth of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment.

Substantially concurrently with the closing of the Initial Public Offering, we consummated a private placement (“Private Placement”) of 7,333,333 warrants (the “Private Placement Warrants” and together with the “Public Warrants”, the “Warrants”), at a price of $1.50 per Private Placement Warrant, with our Sponsor, generating gross proceeds of $11,000,000.

Upon the closing of the Initial Public Offering and Private Placement, $400,000,000 ($10.00 per Unit) of the aggregate net cash proceeds of the sale of the Units in the Initial Public Offering and the Private Placement was placed in a U.S.-based trust account (the “Trust Account”), maintained by Continental Stock Transfer & Trust Company, acting as trustee. The cash proceeds held in the Trust Account were subsequently invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended, (“Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by us meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by us, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account as described below.

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

On March 2, 2021, the Company announced that, commencing March 5, 2021, the holders of the Company’s Units may elect to separately trade the Class A ordinary shares and Public Warrants comprising the Units. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. Those Units not separated will continue to trade on the New York Stock Exchange under the symbol “FCAX.U,” and each of the Class A ordinary shares and Public Warrants that are separated will trade on the New York Stock Exchange under the symbols “FCAX” and “FCAX WS,” respectively.

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

For the three months ended September 30, 2021, we had net income of $3,031,647 which consisted of $5,147 in interest income and a non-cash $3,360,000 decrease in fair value of warrant liabilities, partially offset by $333,500 in general and administrative expenses. General and administrative expenses were primarily comprised of insurance expense and administrative fees.

For the nine months ended September 30, 2021, we had net income of $5,718,255 which consisted of $36,599 in interest income and a non-cash $13,163,226 decrease in fair value of warrant liabilities, partially offset by a non-cash loss of $5,502,271 on the excess of fair value over cash received for the Private Placement Warrants, $929,159 in offering costs related to warrant liabilities and $1,050,140 in general and administrative expenses. General and administrative expenses were primarily comprised of insurance expense and administrative fees.

For the period from August 27, 2020 (inception) through September 30, 2020, we had a net loss of $13,066 which consisted of general and administrative expenses. General and administrative expenses were comprised of professional fees.

Liquidity and Capital Resources

As indicated in the accompanying unaudited condensed financial statements, as of September 30, 2021, we had $745,217 in our operating bank account and working capital surplus of $1,193,758.

Through our Initial Public Offering, our liquidity needs have been satisfied through receipt of a $25,000 capital contribution from our Sponsor in exchange for the issuance of the Founder Shares to our Sponsor, up to $300,000 in loans from our Sponsor and the proceeds not held in the Trust Account, which resulted from the consummation of the Initial Public Offering and the sale of Private Placement Warrants to the Sponsor. Following the closing of the Initial Public Offering, the exercise of the over-allotment option, and the sale of Private Placement Warrants, which resulted in $400,000,000 ($10.00 per Unit) being placed into a Trust Account and payment of expenses, we had $745,217 in cash held outside of the Trust Account as of September 30, 2021, which we intend to use for working capital purposes.

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

Critical Accounting Policies and Estimates

Class A ordinary shares subject to possible redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in Financial Accounting Standard Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2021, 40,000,000 Class A ordinary shares subject to possible redemption at the redemption value were presented as temporary equity, outside of the shareholders’ equity section of our condensed balance sheets. As of December 31, 2020, there were no Class A ordinary shares issued and outstanding.

Net income (loss) per ordinary share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. The Company’s unaudited condensed statements of operations includes a presentation of net income (loss) per share for ordinary shares subject to redemption in a manner similar to the two-class method of net income (loss) per ordinary share. Earnings and losses are shared pro rata between the two classes of shares. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

Net income (loss) per ordinary share, basic and diluted for Class A ordinary shares for the three and nine months ended September 30, 2021 were calculated by dividing (i) the allocation of net income of $2,425,317 and $4,574,604, respectively, by (ii) the weighted average number of Class A ordinary shares outstanding for the respective periods.

Net income (loss) per ordinary share, basic and diluted for Class B ordinary shares for the three and nine months ended September 30, 2021 were calculated by dividing (i) the allocation of net income of $606,330 and $1,143,651, respectively, by (ii) the weighted average number of Class B ordinary shares outstanding for the respective periods.

Net income (loss) per ordinary share, basic and diluted for Class B ordinary shares for the period from August 27, 2020 (inception) through September 30, 2020, were calculated by dividing (i) net loss of $13,066 by (ii) the weighted average number of Class B ordinary shares outstanding for the respective period.

The Company has not considered the effect of the Warrants sold in the Initial Public Offering (including the exercise of the over-allotment option) and Private Placement to purchase an aggregate of 15,333,333 Class A ordinary shares in the calculation of diluted net income (loss) per share, since the exercise of the Warrants into Class A ordinary shares is contingent upon the occurrence of future events. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.

Warrant liabilities

The Company accounts for its outstanding Public Warrants and Private Placement Warrants in accordance with the guidance contained in FASB ASC Subtopic 815-40 “Derivatives and Hedging - Contracts in Entity’s Own Equity” (“ASC 815-40”) and determined that the Warrants do not meet the criteria for equity treatment thereunder. As such, each warrant must be recorded as a liability and is subject to re-measurement at each balance sheet date and any change in fair value is recorded in the Company’s unaudited condensed statements of operations. One of the more significant accounting estimates included in these unaudited condensed financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and accordingly actual results could differ significantly from those estimates.

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, and the changes made to our internal controls described below, our Chief Executive Officer and Chief Financial Officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective. During the quarter ended September 30, 2021, the Company completed the remediation efforts described below.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended September 30, 2021.

Remediation of a Material Weakness in Internal Control over Financial Reporting

To remediate the material weakness in internal control related to the accounting classification for Warrants we issued in January 2021, which was brought to our attention only when the SEC issued a Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) dated April 12, 2021 (the “SEC Statement”), management made the following changes during 2021: the Chief Executive Officer and Chief Financial Officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for the Public Warrants and Private Placement Warrants. The Company’s management has expended a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and improved these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards. These controls were initially put into place for the quarter ending June 30, 2021.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In September 2020, we issued an aggregate of 8,625,000 Class B ordinary shares to our Sponsor for an aggregate purchase price of $25,000. On January 12, 2021, the Company effected a share dividend with respect to the Class B ordinary shares, resulting in an aggregate of 10,000,000 Class B ordinary shares issued and outstanding. In January 2021, the Sponsor transferred a total of 50,000 Founder Shares to two independent directors of the Company for the same per-share price initially paid for by the Sponsor. As of September 30, 2021, the Sponsor held 9,950,000 Founder Shares.

On January 15, 2021, the Company consummated its Initial Public Offering of 40,000,000 Units, with each Unit consisting of one Class A ordinary share of the Company, par value $0.0001 per share, and one-fifth of one redeemable warrant to purchase one Class A ordinary share. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $400,000,000.

Substantially concurrently with the closing of the Initial Public Offering, our Sponsor purchased an aggregate 7,333,333 warrants, at a price of $1.50 per Private Placement Warrant, generating gross proceeds of $11,000,000, each exercisable to purchase one Class A ordinary share at $11.50 per share. Following the closing of the Initial Public Offering and the sale of Private Placement Warrants, an aggregate of $400,000,000 was placed in the Trust Account.

For a description of the use of the proceeds generated in our initial public offering, see Part I, Item 2 of this Quarterly Report on Form 10-Q.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
None.

Item 5. Other Information.
None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q:
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

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Condensed Balance Sheets; (ii) Condensed Statement of Operations; (iii) Condensed Statement of Changes in Shareholders’ Equity; (iv) Condensed Statement of Cash Flows; and (v) Notes to Condensed Financial Statements.

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
Date: November 8, 2021