Form 10-Q
period 2022-03-31
Fortress Capital Acquisition Corp
filed 2022-05-12
CIK 1823733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022
or
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
Yes ☒ No ☐

As of May 11, 2022, 40,000,000 Class A ordinary shares, par value $0.0001 per share and 10,000,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

Fortress Capital Acquisition Corp.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Condensed Financial Statements

FORTRESS CAPITAL ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	March 31, 2022 (Unaudited)	December 31, 2021
Assets:
Current assets:
Cash	$596,443	$657,343
Prepaid expenses	711,486	848,979
Total current assets	1,307,929	1,506,322
Investments held in Trust Account	400,085,168	400,045,051
Total Assets	$401,393,097	$401,551,373

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable and accrued expenses	$887,965	$684,005
Total current liabilities	887,965	684,005
Deferred underwriting commissions payable	14,000,000	14,000,000
Warrant liabilities	6,144,067	13,573,333
Total Liabilities	21,032,032	28,257,338

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, $0.0001 par value; 40,000,000 shares issued and outstanding at redemption value as of March 31, 2022 and December 31, 2021, respectively	400,085,168	400,045,051

Shareholders’ Equity:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized as of March 31, 2022 and December 31, 2021, respectively	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized as of March 31, 2022 and December 31, 2021, respectively; 10,000,000 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	1,000	1,000
Additional paid-in capital	—	—
Accumulated deficit	(19,725,103)	(26,752,016)
Total Shareholders’ Equity	(19,724,103)	(26,751,016)
Total Liabilities and Shareholders’ Equity	$401,393,097	$401,551,373

The accompanying notes are an integral part of these unaudited condensed financial statements.

FORTRESS CAPITAL ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2022	2021
General and administrative expenses	$402,353	$324,286
Loss from operations	(402,353)	(324,286)

Other income (loss):
Interest and dividend income	40,117	17,154
Decrease in fair value of warrant liabilities	7,429,266	8,384,490
Fair value in excess of cash received for Private Placement Warrants	—	(5,502,271)
Offering costs related to warrant liabilities	—	(929,159)
Total other income	7,469,383	1,970,214

Net income	$7,067,030	$1,645,928

Weighted average shares outstanding, Class A ordinary shares	40,000,000	40,000,000
Basic and diluted net income per share, Class A ordinary shares	$0.14	$0.03

Weighted average shares outstanding, Class B ordinary shares	10,000,000	9,805,556
Basic and diluted net income per share, Class B ordinary shares	$0.14	$0.03

The accompanying notes are an integral part of these unaudited condensed financial statements.

FORTRESS CAPITAL ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	For the three months ended March 31, 2022
	Ordinary Shares				Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance - December 31, 2021	—	$—	10,000,000	$1,000	$—	$(26,752,016)	$(26,751,016)
Remeasurement of Class A ordinary shares subject to possible redemption to redemption value (see Note 6)	—	—	—	—	—	(40,117)	(40,117)
Net income	—	—	—	—	—	7,067,030	7,067,030
Balance - March 31, 2022	—	$—	10,000,000	$1,000	$—	$(19,725,103)	$(19,724,103)

	For the three months ended March 31, 2021
	Ordinary Shares				Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance - December 31, 2020	—	$—	10,000,000	$1,000	$24,000	$(16,315)	$8,685
Remeasurement of Class A ordinary shares subject to possible redemption to redemption value	—	—	—	—	(24,000)	(37,612,582)	(37,636,582)
Net income	—	—	—	—	—	1,645,928	1,645,928
Balance - March 31, 2021	—	$—	10,000,000	$1,000	$—	$(35,982,969)	$(35,981,969)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FORTRESS CAPITAL ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Net income	$7,067,030	$1,645,928
Adjustments to reconcile net income to net cash used in operating activities:
Interest and dividend income from investments held in Trust Account	(40,117)	(17,154)
Decrease in fair value of warrant liabilities	(7,429,266)	(8,384,490)
Fair value in excess of cash received for Private Placement Warrants	—	5,502,271
Offering costs related to warrant liabilities	—	929,159
Changes in operating assets and liabilities:
Prepaid expenses	137,493	(1,525,581)
Accounts payable and accrued expenses	203,960	135,241
Net cash used in operating activities	(60,900)	(1,714,626)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	—	(400,000,000)
Net cash used in investing activities	—	(400,000,000)

Cash Flows from Financing Activities:
Repayment of Sponsor loan	—	(287,250)
Proceeds received from Initial Public Offering of Units, net of underwriting commissions paid	—	392,000,000
Payment of offering costs	—	(59,987)
Proceeds received from issuance of Private Placement Warrants	—	11,000,000
Net cash provided by financing activities	—	402,652,763

Net change in cash	(60,900)	938,137
Cash - beginning of the period	657,343	94,577
Cash - end of the period	$596,443	$1,032,714

Supplemental disclosure of non-cash financing activities:
Deferred underwriting commissions payable in connection with the Initial Public Offering	$—	$14,000,000

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

All activity from August 27, 2020 (inception) through March 31, 2022 relates to the Company’s formation, the completion of the initial public offering (the “Initial Public Offering”) and, since the closing of the Initial Public Offering, the search for a Business Combination candidate. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest and dividend income from the proceeds derived from the Initial Public Offering.

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

Upon the closing of the Initial Public Offering and the sale of the Private Placement Warrants, $400,000,000 ($10.00 per Unit) of the aggregate net cash proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Warrants was placed in a U.S.-based trust account (the “Trust Account”), maintained by Continental Stock Transfer & Trust Company, acting as trustee.
As of March 31, 2022, the Company had $596,443 in cash held outside of the Trust Account. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company’s initial Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the assets held in the Trust Account (net of amounts disbursed to management for working capital purposes, if any, and excluding the amount of any deferred underwriting discount held in trust) at the time of the Company signing a definitive agreement in connection with its initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”).

FORTRESS CAPITAL ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
The Company will provide its shareholders of Public Shares (“Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. If, however, shareholder approval of the transaction is required by applicable law or stock exchange listing requirement, or the Company decides to obtain shareholder approval for business or other reasons, it will: (i) conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and (ii) file proxy materials with the Securities and Exchange Commission (“SEC”). The Public Shareholders will be entitled to redeem their Public Shares for a pro-rata portion of the amount in the Trust Account (approximately $10.00 per share as of March 31, 2022), plus any pro-rata interest and dividends earned on the funds held in the Trust Account and not previously released to the Company to pay for the Company’s tax obligations, calculated as of two business days prior to the consummation of the Business Combination. The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 4). The Company’s amended and restated memorandum and articles of association provides that in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001 upon consummation of the initial Business Combination and after payment of the deferred underwriting commissions. In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its amended and restated memorandum and articles of association, conduct the redemptions pursuant to the tender offer rules of the SEC, and file tender offer documents with the SEC prior to completing a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) have agreed to vote their Founder Shares (as defined in Note 3) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the initial shareholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

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

In connection with the redemption of 100% of the Company’s outstanding Public Shares for a portion of the funds held in the Trust Account, each holder will receive a full pro-rata portion of the amount then in the Trust Account, plus any pro-rata interest and dividends earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes (less up to $100,000 of interest and dividends to pay dissolution expenses).

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

Liquidity and capital resources, mandatory redemption date and going concern

As of March 31, 2022, the Company had $596,443 in cash and $887,965 of accounts payable and accrued expenses. As such, the Company does not believe it has sufficient liquidity to meet its current and future estimated financial obligations. The Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”) (see Note 3).

If the Company is unable to complete a Business Combination by January 15, 2023, the Company will cease all operations except for the purpose of winding up, unless there is an extension on the Company’s period to complete a Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 205-40, “Presentation of Financial Statements — Going Concern,” the requirement to complete a Business Combination by January 15, 2023 raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if the Company were unable to continue as a going concern.

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

2.    Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022 or any future periods. These unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report for the year ended December 31, 2021 filed on Form 10-K with the SEC on March 16, 2022.

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

FORTRESS CAPITAL ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2022 and December 31, 2021, respectively.

Investments held in trust account

The proceeds held in the Trust Account may only be invested (i) in U.S. government treasury bills with a maturity of 185 days or less or (ii) in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. The investments held in the Trust Account are currently invested in a U.S. Treasury securities money market fund, which are presented at fair value on the condensed balance sheet. Gains and losses resulting from the change in fair value of these U.S. Treasury securities is included in interest and dividend income in the unaudited condensed statements of operations. The Company had $400,085,168 and $400,045,051 investments held in the Trust Account as of March 31, 2022 and December 31, 2021, respectively. Consistent with our desire to comply with the terms of the proposed safe harbor outlined in the 2022 Proposed Rule, we may elect to hold such proceeds in a non-interest bearing account. If we make such an election, the funds held in the Trust Account will not increase, which will limit the funds available for payment of taxes and dissolution expenses or for distribution to public shareholders.

Offering costs

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred that are directly related to the Initial Public Offering of Units and totaled $22,764,787, inclusive of $14,000,000 in deferred underwriting commissions and $464,325 in unpaid offering costs. Offering costs of $21,835,628 were related to the issuance of Class A ordinary shares and charged to temporary equity and $929,159 of the offering costs were related to the warrant liabilities and charged to the unaudited condensed statement of operations upon the completion of the Initial Public Offering.

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

FORTRESS CAPITAL ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021, respectively. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

Class A ordinary shares subject to possible redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with FASB ASC Topic 480, “Distinguishing Liabilities from Equity”. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2022 and December 31, 2021, 40,000,000 Class A ordinary shares subject to possible redemption at the redemption value were presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets (see Note 6).

Net income (loss) per ordinary share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. The Company’s unaudited condensed statements of operations include a presentation of net income (loss) per ordinary share in a manner similar to the two-class method of net income (loss) per ordinary share. Earnings and losses are shared pro-rata between the two classes of shares. Remeasurement adjustment associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

Net income (loss) per ordinary share, basic and diluted for Class A ordinary shares for the three months ended March 31, 2022 and 2021 were calculated by dividing (i) the allocation of net income of $5,653,624 and $1,316,742, respectively, by (ii) the weighted average number of Class A ordinary shares outstanding for the respective periods.

FORTRESS CAPITAL ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Net income (loss) per ordinary share, basic and diluted for Class B ordinary shares for the three months ended March 31, 2022 and 2021 were calculated by dividing (i) the allocation of net income of $1,413,406 and $329,186, respectively, by (ii) the weighted average number of Class B ordinary shares outstanding for the respective periods.

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

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which at times may exceed the Federal depository insurance coverage of $250,000. As of March 31, 2022 and December 31, 2021, respectively, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair value measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:

•Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

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

The initial shareholders have agreed not to transfer, assign or sell any of their Founder Shares until the earliest of (a) one year after the completion of the initial Business Combination, (b) subsequent to the initial Business Combination, if the last reported sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, and (c) following the completion of the initial Business Combination, such future date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of the Company’s Public Shareholders having the right to exchange their ordinary shares for cash, securities or other property. In January 2021, the Sponsor transferred 25,000 Founder Shares each to two independent directors of the Company. In March 2022, the Sponsor transferred 25,000 Founder Shares to an independent director of the Company. Subsequent to these transfers, the Sponsor held 9,925,000 Founder Shares.

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

Office space and related support services

During January 2021, the Company entered into an agreement with an affiliate of the Sponsor to pay a monthly fee of $20,000 for office space and related support services. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three months ended March 31, 2022 and 2021, the Company incurred and paid $60,000 and $52,258, respectively, in expenses for services provided by an affiliate of the Sponsor in connection with the aforementioned agreement.

Related party loans

The Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants at a conversion price of $1.50 per warrant of the post-business combination entity. The terms of the warrants would be identical to the Private Placement Warrants. There were no Working Capital Loans outstanding as of March 31, 2022.

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

Underwriting agreement

The Company granted the underwriters a 45-day option from the date of the Initial Public Offering to purchase up to 5,000,000 additional Units to cover over-allotments, if any, at the price paid by the underwriters in the Initial Public Offering. The underwriters exercised their over-allotment in full concurrently with the closing of the Initial Public Offering. The underwriters were entitled to an underwriting discount of $0.20 per Unit, or $8,000,000 paid upon the closing of the Initial Public Offering. Additionally, a deferred underwriting discount of $0.35 per Unit, or $14,000,000 will be payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes a Business Combination, subject to the terms of the underwriting agreement.

5.    Warrant Liabilities

The Company has outstanding Public Warrants to purchase an aggregate of 8,000,000 of the Company’s ordinary shares and outstanding Private Placement Warrants to purchase an aggregate of 7,333,333 of the Company’s ordinary shares (including warrants issued in connection with the exercise of the over-allotment option).

The change in fair value of the warrant liabilities is summarized as follows:

Warrant liabilities as of December 31, 2021	$13,573,333
Decrease in fair value of warrant liabilities	(7,429,266)
Warrant liabilities as of March 31, 2022	$6,144,067

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

6.    Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. Pursuant to the amended and restated memorandum and articles of association, the Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holder of the Company’s Class A ordinary shares are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 40,000,000 Class A ordinary shares outstanding, all of which were subject to possible redemption.

As of March 31, 2022, the Class A ordinary shares subject to possible redemption reflected on the unaudited condensed balance sheet are reconciled in the following table:

Gross proceeds at Initial Public Offering date	$400,000,000
Less:
Initial fair value of public warrant liability	(15,800,954)
Class A ordinary shares offering costs	(21,835,628)
Plus:
Remeasurement of Class A ordinary shares subject to possible redemption to redemption value	37,721,750
Class A ordinary shares subject to possible redemption as of March 31, 2022	$400,085,168

FORTRESS CAPITAL ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
7.    Shareholders’ Equity

Class A ordinary shares—Pursuant to the amended and restated memorandum and articles of association, the Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share on each matter on which they are entitled to vote. As of March 31, 2022 and December 31, 2021, there were 40,000,000 Class A ordinary shares issued and outstanding and all Class A ordinary shares were subject to possible redemption and included in temporary equity (see Note 6).

Class B ordinary shares—Pursuant to the amended and restated memorandum and articles of association, the Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class B ordinary shares are entitled to one vote for each share on each matter on which they are entitled to vote. The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of the consummation of the initial Business Combination, on a one-for-one basis. As of March 31, 2022 and December 31, 2021, there were 10,000,000 Class B ordinary shares, respectively, issued and outstanding.

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

Preferred shares—Pursuant to the amended and restated memorandum and articles of association, the Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were no preferred shares, respectively, issued and outstanding.

FORTRESS CAPITAL ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
8.    Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured on a recurring basis as of March 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value. Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period.

	Fair Value
	March 31, 2022	December 31, 2021	Valuation Method
Assets
Investments held in Trust Account	$400,085,168	$400,045,051	Level 1 - Quoted prices in active markets for identical assets
Liabilities
Public Warrant liability	$3,205,600	$6,240,000	Level 1 - Quoted prices in active markets for identical liabilities
Private Placement Warrant liability	$2,938,467	$—	Level 2 - Quoted prices for similar liabilities in active markets
	—	7,333,333	Level 3 - Unobservable inputs based on an assessment of the assumptions that market participants would use in pricing liabilities

As of March 31, 2022 and December 31, 2021, the recorded values of cash, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these instruments. Due to the use of quoted prices for similar instruments in active markets (Level 2) to estimate the fair value of the Private Placement Warrants, the Company had transfers out of Level 3 totaling $2,938,467 and a decrease in fair value of the Private Placement Warrants of $4,394,866 during the three months ended March 31, 2022.

Investments held in Trust Account

Investments held in Trust Account are invested in a U.S. Treasury securities money market fund as of March 31, 2022 and December 31, 2021. None of the balance in the Trust Account was held in cash as of March 31, 2022 and December 31, 2021.

Warrant liabilities

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement Warrants	Public Warrants	Total Warrant Liabilities
Fair value as of December 31, 2021	$7,333,333	$6,240,000	$13,573,333
Change in fair value(1)	(4,394,866)	(3,034,400)	(7,429,266)
Fair value as of March 31, 2022	$2,938,467	$3,205,600	$6,144,067
(1)Changes in valuation are recognized in change in fair value of warrant liabilities in the unaudited condensed statements of operations.

FORTRESS CAPITAL ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

9.    Subsequent Events
The notes to the unaudited condensed financial statements include a discussion of material events, if any, which have occurred subsequent to March 31, 2022 (referred to as “subsequent events”) through the date these unaudited condensed financial statements were issued. Management has evaluated the subsequent events through this date and has concluded that no material subsequent events have occurred that require additional adjustment or disclosure in the unaudited condensed financial statements.

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

•the use of proceeds not held in the Trust Account (as defined below) or available to us from interest and dividend income on the Trust Account balance;

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

Upon the closing of the Initial Public Offering and the sale of the Private Placement Warrants, $400,000,000 ($10.00 per Unit) of the aggregate net cash proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Warrants was placed in a U.S.-based trust account (the “Trust Account”), maintained by Continental Stock Transfer & Trust Company, acting as trustee. The cash proceeds held in the Trust Account were subsequently invested (i) in U.S. government treasury bills, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or (ii) in any open-ended investment company that holds itself out as a money market fund selected by us meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by us. Consistent with our desire to comply with the terms of the proposed safe harbor outlined in the 2022 Proposed Rule, we may elect to hold such proceeds in a non-interest bearing account. If we make such an election, the funds held in the Trust Account will not increase, which will limit the funds available for payment of taxes and dissolution expenses or for distribution to public shareholders.

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

For the three months ended March 31, 2022, we had net income of $7,067,030 which consisted of $40,117 in interest and dividend income and a non-cash $7,429,266 decrease in fair value of warrant liabilities, partially offset by $402,353 in general and administrative expenses. General and administrative expenses were primarily comprised of insurance expense, professional fees and administrative fees.

For the three months ended March 31, 2021, we had net income of $1,645,928 which consisted of $17,154 in interest and dividend income and a non-cash $8,384,490 decrease in fair value of warrant liabilities. These gains were partially offset by a non-cash loss of $5,502,271 related to the excess of fair value over the cash received for Private Placement Warrants, $929,159 related to offering costs related to warrant liabilities and $324,286 in general and administrative expenses. General and administrative expenses of $324,286 was primarily comprised of insurance expense and administrative fees.

Liquidity and Capital Resources, Mandatory Redemption Date and Going Concern

As indicated in the accompanying financial statements, as of March 31, 2022, we had $596,443 in cash and $887,965 of accounts payable and accrued expenses. As such, we do not believe we have sufficient liquidity to meet our current and future estimated financial obligations. Our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to provide working capital loans (“Working Capital Loans”) to us may be required. If we complete a Business Combination, we would repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans through March 31, 2022. The Working Capital Loans would either be repaid without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants at a conversion price of $1.50 per warrant of the post-business combination entity. The terms of the warrants would be identical to the Private Placement Warrants. There were no Working Capital Loans outstanding as of March 31, 2022.

Additionally, if our estimates of the costs of undertaking in-depth due diligence and negotiating our initial Business Combination is less than the actual amount necessary to do so, or the amount of interest and dividends available to us from the Trust Account is less than we expect as a result of the current interest rate environment, we may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, we may need to obtain additional financing either to consummate our initial Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our initial Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only consummate such financing simultaneously with the consummation of our initial Business Combination. Following our initial Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

If we are unable to complete a Business Combination by January 15, 2023, we will cease all operations except for the purpose of winding up, unless there is an extension on our period to complete a Business Combination. In connection with our assessment of going concern considerations in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 205-40, “Presentation of Financial Statements — Going Concern,” the requirement to complete a Business Combination by January 15, 2023 raises substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if we were unable to continue as a going concern.

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

Office space and related support services

During January 2021, we entered into an agreement with an affiliate of our Sponsor to pay a monthly fee of $20,000 for office space and related support services. Upon completion of the initial Business Combination or the Company’s liquidation, we will cease paying these monthly fees. During the three months ended March 31, 2022 and 2021, we incurred and paid $60,000 and $52,258, respectively, in expenses for services provided by an affiliate of our Sponsor in connection with the aforementioned agreement.

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

Critical Accounting Policies and Estimates

Class A ordinary shares subject to possible redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 Distinguishing Liabilities from Equity. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2022 and December 31, 2021, 40,000,000 Class A ordinary shares subject to possible redemption at the redemption value were presented as temporary equity, outside of the shareholders’ equity section of our unaudited condensed balance sheets.

Net income (loss) per ordinary share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. The Company’s unaudited condensed statements of operations include a presentation of net income (loss) per ordinary share in a manner similar to the two-class method of net income (loss) per ordinary share. Earnings and losses are shared pro-rata between the two classes of shares. Remeasurement adjustment associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

Net income (loss) per ordinary share, basic and diluted for Class A ordinary shares for the three months ended March 31, 2022 and 2021 were calculated by dividing (i) the allocation of net income of $5,653,624 and $1,316,742, respectively, by (ii) the weighted average number of Class A ordinary shares outstanding for the respective periods.

Net income (loss) per ordinary share, basic and diluted for Class B ordinary shares for the three months ended March 31, 2022 and 2021 were calculated by dividing (i) the allocation of net income of $1,413,406 and $329,186, respectively, by (ii) the weighted average number of Class B ordinary shares outstanding for the respective periods.

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

Warrant liabilities

The Company accounts for its outstanding Public Warrants and Private Placement Warrants in accordance with the guidance contained in FASB ASC Subtopic 815-40 “Derivatives and Hedging - Contracts in Entity’s Own Equity” and determined that the Warrants do not meet the criteria for equity treatment thereunder. As such, each warrant must be recorded as a liability and is subject to remeasurement at each balance sheet date and any change in fair value is recorded in the Company’s unaudited condensed statements of operations. One of the more significant accounting estimates included in these unaudited condensed financial statements is the determination of the fair value of the warrant liabilities.

Recent accounting pronouncements

Our management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our unaudited condensed financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective relating to the Company’s accounting for complex financial instruments. Notwithstanding this material weakness, management has concluded that our unaudited condensed financial statements included in this Quarterly Report on Amended Form 10-Q are fairly stated in all material respects in accordance with GAAP for each of the periods presented herein.

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

There were no other changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting other than as noted.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no changes to the risk factors disclosed in “Risk Factors” included in our Annual Report for the year ended December 31, 2021 filed on Form 10-K with the SEC on March 16, 2022, except for the below.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business and results of operations.

On March 30, 2022, the SEC issued proposed rules (the “2022 Proposed Rules”) relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; effectively limiting the use of projections in SEC filings in connection with proposed business combination transactions; increasing the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act. These rules, if adopted, whether in the form proposed or in revised form, and certain interpretations expressed by the SEC in connection therewith, may materially adversely affect our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•restrictions on the nature of our investments,
•restrictions on the issuance of securities, and
•restrictions on the enforceability of agreements entered into by us, each of which may make it difficult for us to complete our initial business combination.

In addition, we may have imposed upon us burdensome requirements, including:

•registration as an investment company with the SEC (which may be impractical and would require significant changes in, among other things, our capital structure);
•adoption of a specific form of corporate structure; and
•reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business is to identify and complete an initial business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

The 2022 Proposed Rule under the Investment Company Act would provide a safe harbor for SPACs from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. The duration component of the proposed safe harbor rule would require a SPAC to file a Current Report on Form 8-K with the SEC announcing that it has entered into an agreement with the target company (or companies) to engage in an initial business combination no later than 18 months after the effective date of the SPAC’s registration statement for its initial public offering. The SPAC would then be required to complete its initial business combination no later than 24 months after the effective date of its registration statement for its initial public offering. Although the 2022 Proposed Rules, including the proposed safe harbor rule, have not yet been adopted, there is substantial uncertainty regarding the applicability of the Investment Company Act to a SPAC that does not complete its initial business combination within the proposed time frame set forth in the proposed safe harbor rule or otherwise falls outside of the other provisions of the safe harbor.

We do not believe that our principal activities currently make us an investment company subject to the Investment Company Act. The proceeds held in the Trust Account may only be invested by the trustee only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in United States Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act. Although the 2022 Proposed Rules, including the proposed safe harbor rule, have not yet been adopted, and one or more elements of the 2022 Proposed Rules, including the proposed safe harbor rule, may not be adopted or may be adopted in a revised form, we do not have an agreement in place with a target for an initial business combination. Accordingly, we may not be able to complete our initial business combination within the 24-month period. If the 2022 Proposed Rules are adopted as proposed or in similar form, therefore, we may fall outside of the proposed safe harbor and the SEC could deem us to be subject to regulation as an investment company for purposes of the Investment Company Act. Nevertheless, we intend to comply with the terms of the proposed safe harbor rule, including the duration component of that rule. Consistent with this intent, we may elect to hold the proceeds in a non-interest bearing account. If we make such an election, the funds held in the Trust Account will not increase, which will limit the funds available for payment of taxes and dissolution expenses or for distribution to public shareholders. As a result, we do not believe that the SEC would deem us to be an investment company for purposes of the Investment Company Act. However, if we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to consummate an initial business combination. If we are unable to complete our initial business combination within the required period, we will redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, subject to certain adjustments. In such an event, our public shareholders may receive less than $10.00 per share upon such a distribution.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q:
Exhibit Index

Exhibit Number	Description

10.1
Indemnity Agreement, dated January 14, 2022, between the Company and Gary Kalk (incorporated by reference to Exhibit 10.11 of the Company's Annual Report on Form 10-K filed with the SEC on March 16, 2022).

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

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Condensed Balance Sheets; (ii) Condensed Statement of Operations; (iii) Condensed Statement of Changes in Shareholders’ Equity; (iv) Condensed Statement of Cash Flows; and (v) Notes to Condensed Financial Statements.

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
Date: May 12, 2022