Form 10-Q
period 2022-06-30
Fortress Capital Acquisition Corp
filed 2022-08-11
CIK 1823733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022
or
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
Yes ☒ No ☐

As of August 4, 2022, 40,000,000 Class A ordinary shares, par value $0.0001 per share and 10,000,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

Fortress Capital Acquisition Corp.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Condensed Financial Statements

FORTRESS CAPITAL ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	June 30, 2022 (Unaudited)	December 31, 2021
Assets:
Current assets:
Cash	$139,004	$657,343
Prepaid expenses	506,322	848,979
Total current assets	645,326	1,506,322
Investments held in Trust Account	400,625,363	400,045,051
Total Assets	$401,270,689	$401,551,373

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable and accrued expenses	$602,731	$684,005
Total current liabilities	602,731	684,005
Deferred underwriting commissions payable	14,000,000	14,000,000
Warrant liabilities	2,761,533	13,573,333
Total Liabilities	17,364,264	28,257,338

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, $0.0001 par value; 40,000,000 shares issued and outstanding at redemption value as of June 30, 2022 and December 31, 2021, respectively	400,625,363	400,045,051

Shareholders’ Equity:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized as of June 30, 2022 and December 31, 2021, respectively	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized as of June 30, 2022 and December 31, 2021, respectively; 10,000,000 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	1,000	1,000
Additional paid-in capital	—	—
Accumulated deficit	(16,719,938)	(26,752,016)
Total Shareholders’ Equity	(16,718,938)	(26,751,016)
Total Liabilities and Shareholders’ Equity	$401,270,689	$401,551,373

The accompanying notes are an integral part of these unaudited condensed financial statements.

FORTRESS CAPITAL ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
General and administrative expenses	$377,369	$392,354	$779,722	$716,640
Loss from operations	(377,369)	(392,354)	(779,722)	(716,640)

Other income (loss):
Interest and dividend income	540,195	14,298	580,312	31,452
Decrease in fair value of warrant liabilities	3,382,534	1,418,736	10,811,800	9,803,226
Fair value in excess of cash received for Private Placement Warrants	—	—	—	(5,502,271)
Offering costs related to warrant liabilities	—	—	—	(929,159)
Total other income	3,922,729	1,433,034	11,392,112	3,403,248

Net income	$3,545,360	$1,040,680	$10,612,390	$2,686,608

Weighted average shares outstanding, Class A ordinary shares	40,000,000	40,000,000	40,000,000	40,000,000
Basic and diluted net income per share, Class A ordinary shares	$0.07	$0.02	$0.21	$0.05

Weighted average shares outstanding, Class B ordinary shares	10,000,000	10,000,000	10,000,000	9,903,315
Basic and diluted net income per share, Class B ordinary shares	$0.07	$0.02	$0.21	$0.05

The accompanying notes are an integral part of these unaudited condensed financial statements.

FORTRESS CAPITAL ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	For the three and six months ended June 30, 2022
	Ordinary Shares				Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance - December 31, 2021	—	$—	10,000,000	$1,000	$—	$(26,752,016)	$(26,751,016)
Remeasurement of Class A ordinary shares subject to possible redemption to redemption value (see Note 6)	—	—	—	—	—	(40,117)	(40,117)
Net income	—	—	—	—	—	7,067,030	7,067,030
Balance - March 31, 2022	—	$—	10,000,000	$1,000	$—	$(19,725,103)	$(19,724,103)
Remeasurement of Class A ordinary shares subject to possible redemption to redemption value (see Note 6)	—	—	—	—	—	(540,195)	(540,195)
Net income	—	—	—	—	—	3,545,360	3,545,360
Balance - June 30, 2022	—	$—	10,000,000	$1,000	$—	$(16,719,938)	$(16,718,938)

	For the three and six months ended June 30, 2021
	Ordinary Shares				Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance - December 31, 2020	—	$—	10,000,000	$1,000	$24,000	$(16,315)	$8,685
Remeasurement of Class A ordinary shares subject to possible redemption to redemption value	—	—	—	—	(24,000)	(37,612,582)	(37,636,582)
Net income	—	—	—	—	—	1,645,928	1,645,928
Balance - March 31, 2021	—	$—	10,000,000	$1,000	$—	$(35,982,969)	$(35,981,969)
Net income	—	—	—	—	—	1,040,680	1,040,680
Balance - June 30, 2021	—	$—	10,000,000	$1,000	$—	$(34,942,289)	$(34,941,289)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FORTRESS CAPITAL ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$10,612,390	$2,686,608
Adjustments to reconcile net income to net cash used in operating activities:
Interest and dividend income from investments held in Trust Account	(580,312)	(31,452)
Decrease in fair value of warrant liabilities	(10,811,800)	(9,803,226)
Fair value in excess of cash received for Private Placement Warrants	—	5,502,271
Offering costs related to warrant liabilities	—	929,159
Changes in operating assets and liabilities:
Prepaid expenses	342,657	(1,331,632)
Accounts payable and accrued expenses	3,726	181,354
Net cash used in operating activities	(433,339)	(1,866,918)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	—	(400,000,000)
Net cash used in investing activities	—	(400,000,000)

Cash Flows from Financing Activities:
Repayment of Sponsor loan	—	(287,250)
Proceeds received from Initial Public Offering of Units, net of underwriting commissions paid	—	392,000,000
Payment of offering costs	(85,000)	(85,067)
Proceeds received from issuance of Private Placement Warrants	—	11,000,000
Net cash provided by (used in) financing activities	(85,000)	402,627,683

Net change in cash	(518,339)	760,765
Cash - beginning of the period	657,343	94,577
Cash - end of the period	$139,004	$855,342

Supplemental disclosure of non-cash financing activities:
Deferred underwriting commissions payable in connection with the Initial Public Offering	$—	$14,000,000

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

All activity from August 27, 2020 (inception) through June 30, 2022 relates to the Company’s formation, the completion of the initial public offering (the “Initial Public Offering”) and, since the closing of the Initial Public Offering, the search for a Business Combination candidate. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest and dividend income from the proceeds derived from the Initial Public Offering.

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
As of June 30, 2022, the Company had $139,004 in cash held outside of the Trust Account. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company’s initial Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the assets held in the Trust Account (net of amounts disbursed to management for working capital purposes, if any, and excluding the amount of any deferred underwriting discount held in trust) at the time of the Company signing a definitive agreement in connection with its initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”).

FORTRESS CAPITAL ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
The Company will provide its shareholders of Public Shares (“Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. If, however, shareholder approval of the transaction is required by applicable law or stock exchange listing requirement, or the Company decides to obtain shareholder approval for business or other reasons, it will: (i) conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and (ii) file proxy materials with the Securities and Exchange Commission (“SEC”). The Public Shareholders will be entitled to redeem their Public Shares for a pro-rata portion of the amount in the Trust Account (approximately $10.00 per share as of June 30, 2022), plus any pro-rata interest and dividends earned on the funds held in the Trust Account and not previously released to the Company to pay for the Company’s tax obligations, calculated as of two business days prior to the consummation of the Business Combination. The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 4). The Company’s amended and restated memorandum and articles of association provides that in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001 upon consummation of the initial Business Combination and after payment of the deferred underwriting commissions. In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its amended and restated memorandum and articles of association, conduct the redemptions pursuant to the tender offer rules of the SEC, and file tender offer documents with the SEC prior to completing a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) have agreed to vote their Founder Shares (as defined in Note 3) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the initial shareholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

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

In connection with the redemption of 100% of the Company’s outstanding Public Shares for a portion of the funds held in the Trust Account, each holder will receive a full pro-rata portion of the amount then in the Trust Account, plus any pro-rata interest and dividends earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes (and up to $100,000 of interest and dividends to pay dissolution expenses).

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

Liquidity and capital resources, mandatory redemption date and going concern

As of June 30, 2022, the Company had $139,004 in cash and $602,731 of accounts payable and accrued expenses. As such, the Company does not believe it has sufficient liquidity to meet its current and future estimated financial obligations. The Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”) (see Note 3).

If the Company is unable to complete a Business Combination by January 15, 2023, the Company will cease all operations except for the purpose of winding up, unless there is an extension on the Company’s period to complete a Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 205-40, “Presentation of Financial Statements — Going Concern,” the requirement to complete a Business Combination by January 15, 2023 raises substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed financial statements do not include any adjustment that might be necessary if the Company were unable to continue as a going concern.

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

FORTRESS CAPITAL ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
COVID-19

An outbreak of respiratory disease which caused a global pandemic continues to impact global markets. This coronavirus has resulted in enhanced health screenings, healthcare service preparation and delivery, quarantines, cancellations, disruptions to markets, supply chains and customer activity, as well as general concern and uncertainty. Although a number of vaccines for COVID-19 have been developed and are being deployed in certain countries, including the United States, the timing for widespread vaccination is uncertain, and these vaccines may be less effective against new mutated strains of the virus. The impact of this coronavirus continues to affect the economies of many nations, individual companies and markets in general and may continue to last for an extended period of time.

Management continues to evaluate the impact of the COVID-19 pandemic and while the virus could have an adverse effect on the future financial results, cash flows and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.    Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022 or any future periods. These unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report for the year ended December 31, 2021 filed on Form 10-K with the SEC on March 16, 2022.

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

FORTRESS CAPITAL ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2022 and December 31, 2021, respectively.

Investments held in trust account

The proceeds held in the Trust Account may only be invested (i) in U.S. government treasury bills with a maturity of 185 days or less or (ii) in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. The investments held in the Trust Account are currently invested in a U.S. Treasury securities money market fund, which are presented at fair value on the condensed balance sheets. Gains and losses resulting from the change in fair value of these U.S. Treasury securities is included in interest and dividend income in the unaudited condensed statements of operations. The Company had $400,625,363 and $400,045,051 investments held in the Trust Account as of June 30, 2022 and December 31, 2021, respectively. Consistent with the Company's desire to comply with the terms of the proposed safe harbor outlined in the 2022 Proposed Rule, the Company may elect to hold such proceeds in a non-interest bearing account. If the Company makes such an election, the funds held in the Trust Account will not increase, which will limit the funds available for payment of taxes and dissolution expenses or for distribution to public shareholders.

Offering costs

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred that are directly related to the Initial Public Offering of Units and totaled $22,764,787, inclusive of $14,000,000 in deferred underwriting commissions and $464,325 in unpaid offering costs as of June 30, 2022. Offering costs of $21,835,628 were related to the issuance of Class A ordinary shares and charged to temporary equity and $929,159 of the offering costs were related to the warrant liabilities and charged to the unaudited condensed statement of operations upon the completion of the Initial Public Offering.

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

FORTRESS CAPITAL ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021, respectively. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

Class A ordinary shares subject to possible redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with FASB ASC Topic 480, “Distinguishing Liabilities from Equity”. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2022 and December 31, 2021, 40,000,000 Class A ordinary shares subject to possible redemption at the redemption value were presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets (see Note 6).

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

Net income (loss) per ordinary share, basic and diluted for Class A ordinary shares for the three and six months ended June 30, 2022 were calculated by dividing (i) the allocation of net income of $2,836,288 and $8,489,912, respectively, by (ii) the weighted average number of Class A ordinary shares outstanding for the respective periods.

FORTRESS CAPITAL ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Net income (loss) per ordinary share, basic and diluted for Class B ordinary shares for the three and six months ended June 30, 2022 were calculated by dividing (i) the allocation of net income of $709,072 and $2,122,478, respectively, by (ii) the weighted average number of Class B ordinary shares outstanding for the respective periods.

Net income (loss) per ordinary share, basic and diluted for Class A ordinary shares for the three and six months ended June 30, 2021 were calculated by dividing (i) the allocation of net income of $832,544 and $2,149,286, respectively, by (ii) the weighted average number of Class A ordinary shares outstanding for the respective periods.

Net income (loss) per ordinary share, basic and diluted for Class B ordinary shares for the three and six months ended June 30, 2021 were calculated by dividing (i) the allocation of net income of $208,136 and $537,322, respectively, by (ii) the weighted average number of Class B ordinary shares outstanding for the respective periods.

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

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which at times may exceed the Federal depository insurance coverage of $250,000. As of June 30, 2022 and December 31, 2021, respectively, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

FORTRESS CAPITAL ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Office space and related support services

During January 2021, the Company entered into an agreement with an affiliate of the Sponsor to pay a monthly fee of $20,000 for office space and related support services. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three and six months ended June 30, 2022, the Company incurred and paid $60,000 and $120,000, respectively, in expenses for services provided by an affiliate of the Sponsor in connection with the aforementioned agreement. During the three and six months ended June 30, 2021, the Company incurred and paid $60,000 and $112,258, respectively, in expenses for services provided by an affiliate of the Sponsor in connection with the aforementioned agreement.

FORTRESS CAPITAL ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Related party loans

The Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants at a conversion price of $1.50 per warrant of the post-business combination entity. The terms of the warrants would be identical to the Private Placement Warrants. There were no Working Capital Loans outstanding as of June 30, 2022.

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

The change in fair value of the warrant liabilities is summarized as follows:

Warrant liabilities as of December 31, 2021	$13,573,333
Decrease in fair value of warrant liabilities	(7,429,266)
Warrant liabilities as of March 31, 2022	6,144,067
Decrease in fair value of warrant liabilities	(3,382,534)
Warrant liabilities as of June 30, 2022	$2,761,533

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

6.    Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. Pursuant to the amended and restated memorandum and articles of association, the Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holder of the Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 40,000,000 Class A ordinary shares outstanding, all of which were subject to possible redemption.

FORTRESS CAPITAL ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
As of June 30, 2022, the Class A ordinary shares subject to possible redemption reflected on the unaudited condensed balance sheets are reconciled in the following table:

Gross proceeds at Initial Public Offering date	$400,000,000
Less:
Initial fair value of public warrant liability	(15,800,954)
Class A ordinary shares offering costs	(21,835,628)
Plus:
Remeasurement of Class A ordinary shares subject to possible redemption to redemption value	37,681,633
Class A ordinary shares subject to possible redemption as of December 31, 2021	400,045,051
Plus:
Remeasurement of Class A ordinary shares subject to possible redemption to redemption value	580,312
Class A ordinary shares subject to possible redemption as of June 30, 2022	$400,625,363

7.    Shareholders’ Equity

Class A ordinary shares—Pursuant to the amended and restated memorandum and articles of association, the Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share on each matter on which they are entitled to vote. As of June 30, 2022 and December 31, 2021, there were 40,000,000 Class A ordinary shares issued and outstanding and all Class A ordinary shares were subject to possible redemption and included in temporary equity (see Note 6).

Class B ordinary shares—Pursuant to the amended and restated memorandum and articles of association, the Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class B ordinary shares are entitled to one vote for each share on each matter on which they are entitled to vote. The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of the consummation of the initial Business Combination, on a one-for-one basis. As of June 30, 2022 and December 31, 2021, there were 10,000,000 Class B ordinary shares, respectively, issued and outstanding.

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

Preferred shares—Pursuant to the amended and restated memorandum and articles of association, the Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were no preferred shares, respectively, issued and outstanding.

8.    Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured on a recurring basis as of June 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value. Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period.

	Fair Value
	June 30, 2022	December 31, 2021	Valuation Method
Assets
Investments held in Trust Account	$400,625,363	$400,045,051	Level 1 - Quoted prices in active markets for identical assets
Liabilities
Public Warrant liability	$1,440,800	$6,240,000	Level 1 - Quoted prices in active markets for identical liabilities
Private Placement Warrant liability	$1,320,733	$—	Level 2 - Quoted prices for similar liabilities in active markets
	—	7,333,333	Level 3 - Unobservable inputs based on an assessment of the assumptions that market participants would use in pricing liabilities
As of June 30, 2022 and December 31, 2021, the recorded values of cash, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these instruments. Due to the use of quoted prices for similar instruments in active markets (Level 2) to estimate the fair value of the Private Placement Warrants, the Company had transfers out of Level 3 with a fair value at the time of the transfer totaling $2,938,467. The Private Placement Warrants had a decrease in fair value of $4,394,866 during the three months ended March 31, 2022, prior to the transfer.

FORTRESS CAPITAL ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Investments held in Trust Account

Investments held in Trust Account are invested in a U.S. Treasury securities money market fund as of June 30, 2022 and December 31, 2021. None of the balance in the Trust Account was held in cash as of June 30, 2022 and December 31, 2021.

Warrant liabilities

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement Warrants	Public Warrants	Total Warrant Liabilities
Fair value as of December 31, 2021	$7,333,333	$6,240,000	$13,573,333
Change in fair value(1)	(4,394,866)	(3,034,400)	(7,429,266)
Fair value as of March 31, 2022	2,938,467	3,205,600	6,144,067
Change in fair value(1)	(1,617,734)	(1,764,800)	(3,382,534)
Fair value as of June 30, 2022	$1,320,733	$1,440,800	$2,761,533
(1)Changes in valuation are recognized in change in fair value of warrant liabilities in the unaudited condensed statements of operations.

9.    Subsequent Events

The notes to the unaudited condensed financial statements include a discussion of material events, if any, which have occurred subsequent to June 30, 2022 (referred to as “subsequent events”) through the date these unaudited condensed financial statements were issued. Management has evaluated the subsequent events through this date and has concluded that no material subsequent events have occurred that require additional adjustment or disclosure in the unaudited condensed financial statements.

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

For the three months ended June 30, 2022, we had net income of $3,545,360 which consisted of $540,195 in interest and dividend income and a non-cash $3,382,534 decrease in fair value of warrant liabilities, partially offset by $377,369 in general and administrative expenses. General and administrative expenses were primarily comprised of insurance expense, professional fees and administrative fees.

For the six months ended June 30, 2022, we had net income of $10,612,390 which consisted of $580,312 in interest and dividend income and a non-cash $10,811,800 decrease in fair value of warrant liabilities, partially offset by $779,722 in general and administrative expenses. General and administrative expenses were primarily comprised of insurance expense, professional fees and administrative fees.

For the three months ended June 30, 2021, we had net income of $1,040,680 which consisted of $14,298 in interest and dividend income and a non-cash $1,418,736 decrease in fair value of warrant liabilities. These gains were partially offset by a non-cash loss of $392,354 in general and administrative expenses. General and administrative expenses of $392,354 was primarily comprised of insurance expense and administrative fees.

For the six months ended June 30, 2021, we had net income of $2,686,608 which consisted of 31,452 in interest income and a non-cash $9,803,226 decrease in fair value of warrant liabilities, partially offset by a non-cash loss of $5,502,271 on the excess of fair value over cash received for the Private Placement Warrants, $929,159 in offering costs related to warrant liabilities and $716,640 in general and administrative expenses. General and administrative expenses were primarily comprised of insurance expense and administrative fees.

Liquidity and Capital Resources, Mandatory Redemption Date and Going Concern

As indicated in the accompanying unaudited condensed financial statements, as of June 30, 2022, we had $139,004 in cash and $602,731 of accounts payable and accrued expenses. As such, we do not believe we have sufficient liquidity to meet our current and future estimated financial obligations. Our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to provide working capital loans (“Working Capital Loans”) to us may be required. If we complete a Business Combination, we would repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans through June 30, 2022. The Working Capital Loans would either be repaid without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants at a conversion price of $1.50 per warrant of the post-business combination entity. The terms of the warrants would be identical to the Private Placement Warrants. There were no Working Capital Loans outstanding as of June 30, 2022.

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

If we are unable to complete a Business Combination by January 15, 2023, we will cease all operations except for the purpose of winding up, unless there is an extension on our period to complete a Business Combination. In connection with our assessment of going concern considerations in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 205-40, “Presentation of Financial Statements — Going Concern,” the requirement to complete a Business Combination by January 15, 2023 raises substantial doubt about our ability to continue as a going concern. The unaudited condensed financial statements do not include any adjustment that might be necessary if we were unable to continue as a going concern.

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

Office space and related support services

During January 2021, we entered into an agreement with an affiliate of our Sponsor to pay a monthly fee of $20,000 for office space and related support services. Upon completion of the initial Business Combination or the Company’s liquidation, we will cease paying these monthly fees. During the three and six months ended June 30, 2022, we incurred and paid $60,000 and $120,000, respectively, in expenses for services provided by an affiliate of our Sponsor in connection with the aforementioned agreement. During the three and six months ended June 30, 2021, we incurred and paid $60,000 and $112,258, respectively, in expenses for services provided by an affiliate of our Sponsor in connection with the aforementioned agreement.

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

Critical Accounting Policies and Estimates

Class A ordinary shares subject to possible redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 Distinguishing Liabilities from Equity. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2022 and December 31, 2021, 40,000,000 Class A ordinary shares subject to possible redemption at the redemption value were presented as temporary equity, outside of the shareholders’ equity section of our condensed balance sheets.

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

Net income (loss) per ordinary share, basic and diluted for Class A ordinary shares for the three and six months ended June 30, 2022 were calculated by dividing (i) the allocation of net income of $2,836,288 and $8,489,912, respectively, by (ii) the weighted average number of Class A ordinary shares outstanding for the respective periods.

Net income (loss) per ordinary share, basic and diluted for Class B ordinary shares for the three and six months ended June 30, 2022 were calculated by dividing (i) the allocation of net income of $709,072 and $2,122,478, respectively, by (ii) the weighted average number of Class B ordinary shares outstanding for the respective periods.

Net income (loss) per ordinary share, basic and diluted for Class A ordinary shares for the three and six months ended June 30, 2021 were calculated by dividing (i) the allocation of net income of $832,544 and $2,149,286, respectively, by (ii) the weighted average number of Class A ordinary shares outstanding for the respective periods.

Net income (loss) per ordinary share, basic and diluted for Class B ordinary shares for the three and six months ended June 30, 2021 were calculated by dividing (i) the allocation of net income of $208,136 and $537,322, respectively, by (ii) the weighted average number of Class B ordinary shares outstanding for the respective periods.

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

Off-Balance Sheet Arrangements

As of June 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective June 30, 2022. During the quarter ended June 30, 2022, the Company completed the remediation efforts described below.

Changes in Internal Control over Financial Reporting

Except as described below, there were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Remediation of a Material Weakness in Internal Control over Financial Reporting

Our Chief Executive Officer and Chief Financial Officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for the complex financial instruments. Our management has expended a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and improved these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards. The foregoing actions, which we believe remediated the previously identified material weakness in internal control over financial reporting, were completed as of June 30, 2022.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Change in Chief Executive Officer

As previously disclosed, on June 17, 2022, Michael Nierenberg resigned from his roles as Chief Executive Officer of the Company and Chairman of the Company’s Board of Directors, effective immediately. Mr. Nierenberg’s resignation was due to his resignation from his roles at Fortress Investment Group LLC and its affiliates (“Fortress”) in connection with his employment with New Residential Investment Corp. (NYSE: NRZ), and was not due to any disagreement with the Company or any matter relating to the Company’s operations, policies or practices.

On June 21, 2022, the Board appointed Daniel N. Bass, the Company’s current Chief Financial Officer, to also serve as the Chief Executive Officer of the Company and the Chairman of the Company’s Board, effective immediately.

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

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Condensed Balance Sheets; (ii) Condensed Statement of Operations; (iii) Condensed Statement of Changes in Shareholders’ Equity; (iv) Condensed Statement of Cash Flows; and (v) Notes to Condensed Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fortress Capital Acquisition Corp.

	By:	/s/ Daniel N. Bass
Daniel N. Bass
Chief Executive Officer and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)
Date: August 11, 2022