Form 10-Q
period 2022-09-30
Fortress Capital Acquisition Corp
filed 2022-11-14
CIK 1823733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022
or
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
Yes ☒ No ☐

As of November 9, 2022, 40,000,000 Class A ordinary shares, par value $0.0001 per share and 10,000,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

Fortress Capital Acquisition Corp.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Condensed Financial Statements

FORTRESS CAPITAL ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	September 30, 2022 (Unaudited)	December 31, 2021
Assets:
Current assets:
Cash	$84,569	$657,343
Prepaid expenses	266,320	848,979
Total current assets	350,889	1,506,322
Investments held in Trust Account	402,431,002	400,045,051
Total Assets	$402,781,891	$401,551,373

Liabilities and Shareholders’ Equity:
Current liabilities:
Accounts payable and accrued expenses	$621,518	$684,005
Due to affiliates	40,397	—
Total current liabilities	661,915	684,005
Deferred underwriting commissions payable	14,000,000	14,000,000
Warrant liabilities	1,212,867	13,573,333
Total Liabilities	15,874,782	28,257,338

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, $0.0001 par value; 40,000,000 shares issued and outstanding at redemption value as of September 30, 2022 and December 31, 2021, respectively	402,431,002	400,045,051

Shareholders’ Equity:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding as of September 30, 2022 and December 31, 2021, respectively	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized as of September 30, 2022 and December 31, 2021, respectively	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized as of September 30, 2022 and December 31, 2021, respectively; 10,000,000 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	1,000	1,000
Additional paid-in capital	—	—
Accumulated deficit	(15,524,893)	(26,752,016)
Total Shareholders’ Equity	(15,523,893)	(26,751,016)
Total Liabilities and Shareholders’ Equity	$402,781,891	$401,551,373

The accompanying notes are an integral part of these unaudited condensed financial statements.

FORTRESS CAPITAL ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
General and administrative expenses	$353,621	$333,500	$1,133,343	$1,050,140
Loss from operations	(353,621)	(333,500)	(1,133,343)	(1,050,140)

Other income (loss):
Interest and dividend income	1,805,639	5,147	2,385,951	36,599
Decrease in fair value of warrant liabilities	1,548,666	3,360,000	12,360,466	13,163,226
Fair value in excess of cash received for Private Placement Warrants	—	—	—	(5,502,271)
Offering costs related to warrant liabilities	—	—	—	(929,159)
Total other income	3,354,305	3,365,147	14,746,417	6,768,395

Net income	$3,000,684	$3,031,647	$13,613,074	$5,718,255

Weighted average shares outstanding, Class A ordinary shares	40,000,000	40,000,000	40,000,000	40,000,000
Basic and diluted net income per share, Class A ordinary shares	$0.06	$0.06	$0.27	$0.11

Weighted average shares outstanding, Class B ordinary shares	10,000,000	10,000,000	10,000,000	9,935,897
Basic and diluted net income per share, Class B ordinary shares	$0.06	$0.06	$0.27	$0.12

The accompanying notes are an integral part of these unaudited condensed financial statements.

FORTRESS CAPITAL ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	For the three and nine months ended September 30, 2022
	Ordinary Shares				Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance - December 31, 2021	—	$—	10,000,000	$1,000	$—	$(26,752,016)	$(26,751,016)
Remeasurement of Class A ordinary shares subject to possible redemption to redemption value (see Note 6)	—	—	—	—	—	(40,117)	(40,117)
Net income	—	—	—	—	—	7,067,030	7,067,030
Balance - March 31, 2022	—	—	10,000,000	1,000	—	(19,725,103)	(19,724,103)
Remeasurement of Class A ordinary shares subject to possible redemption to redemption value (see Note 6)	—	—	—	—	—	(540,195)	(540,195)
Net income	—	—	—	—	—	3,545,360	3,545,360
Balance - June 30, 2022	—	—	10,000,000	1,000	—	(16,719,938)	(16,718,938)
Remeasurement of Class A ordinary shares subject to possible redemption to redemption value (see Note 6)	—	—	—	—	—	(1,805,639)	(1,805,639)
Net income	—	—	—	—	—	3,000,684	3,000,684
Balance - September 30, 2022	—	$—	10,000,000	$1,000	$—	$(15,524,893)	$(15,523,893)

	For the three and nine months ended September 30, 2021
	Ordinary Shares				Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance - December 31, 2020	—	$—	10,000,000	$1,000	$24,000	$(16,315)	$8,685
Remeasurement of Class A ordinary shares subject to possible redemption to redemption value	—	—	—	—	(24,000)	(37,612,582)	(37,636,582)
Net income	—	—	—	—	—	1,645,928	1,645,928
Balance - March 31, 2021	—	—	10,000,000	1,000	—	(35,982,969)	(35,981,969)
Net income	—	—	—	—	—	1,040,680	1,040,680
Balance - June 30, 2021	—	—	10,000,000	1,000	—	(34,942,289)	(34,941,289)
Net income	—	—	—	—	—	3,031,647	3,031,647
Balance - September 30, 2021	—	$—	10,000,000	$1,000	$—	$(31,910,642)	$(31,909,642)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FORTRESS CAPITAL ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$13,613,074	$5,718,255
Adjustments to reconcile net income to net cash used in operating activities:
Interest and dividend income from investments held in Trust Account	(2,385,951)	(36,599)
Decrease in fair value of warrant liabilities	(12,360,466)	(13,163,226)
Fair value in excess of cash received for Private Placement Warrants	—	5,502,271
Offering costs related to warrant liabilities	—	929,159
Changes in operating assets and liabilities:
Prepaid expenses	582,659	(1,089,855)
Accounts payable and accrued expenses	62,910	—
Net cash used in operating activities	(487,774)	(2,139,995)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	—	(400,000,000)
Net cash used in investing activities	—	(400,000,000)

Cash Flows from Financing Activities:
Repayment of Sponsor loan	—	(287,250)
Proceeds received from Initial Public Offering of Units, net of underwriting commissions paid	—	392,000,000
Payment of offering costs	(85,000)	(91,234)
Proceeds received from issuance of Private Placement Warrants	—	11,000,000
Net cash provided by (used in) financing activities	(85,000)	402,621,516

Net change in cash	(572,774)	481,521
Cash - beginning of the period	657,343	94,577
Cash - end of the period	$84,569	$576,098

Supplemental disclosure of non-cash financing activities:
Deferred underwriting commissions payable in connection with the Initial Public Offering	$—	$14,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

FORTRESS CAPITAL ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

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

All activity from August 27, 2020 (inception) through September 30, 2022 relates to the Company’s formation, the completion of the initial public offering (the “Initial Public Offering”) and, since the closing of the Initial Public Offering, the search for a Business Combination candidate. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest and dividend income from the proceeds derived from the Initial Public Offering.

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
SEPTEMBER 30, 2022
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
As of September 30, 2022, the Company had $84,569 in cash held outside of the Trust Account. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company’s initial Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the assets held in the Trust Account (net of amounts disbursed to management for working capital purposes, if any, and excluding the amount of any deferred underwriting discount held in trust) at the time of the Company signing a definitive agreement in connection with its initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”).

FORTRESS CAPITAL ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
The Company will provide its shareholders of Public Shares (“Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. If, however, shareholder approval of the transaction is required by applicable law or stock exchange listing requirement, or the Company decides to obtain shareholder approval for business or other reasons, it will (i) conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and (ii) file proxy materials with the Securities and Exchange Commission (“SEC”). The Public Shareholders will be entitled to redeem their Public Shares for a pro-rata portion of the amount in the Trust Account (approximately $10.00 per share as of September 30, 2022), plus any pro-rata interest and dividends earned on the funds held in the Trust Account and not previously released to the Company to pay for the Company’s tax obligations, calculated as of two business days prior to the consummation of the Business Combination. The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 4). The Company’s amended and restated memorandum and articles of association provides that in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001 upon consummation of the initial Business Combination and after payment of the deferred underwriting commissions. In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its amended and restated memorandum and articles of association, conduct the redemptions pursuant to the tender offer rules of the SEC, and file tender offer documents with the SEC prior to completing a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) have agreed to vote their Founder Shares (as defined in Note 3) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the initial shareholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

FORTRESS CAPITAL ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
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
SEPTEMBER 30, 2022
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

Liquidity and capital resources, mandatory redemption date and going concern

As of September 30, 2022, the Company had $84,569 in cash, $621,518 of accounts payable and accrued expenses and $40,397 of due to affiliates. As such, the Company does not believe it has sufficient liquidity to meet its current and future estimated financial obligations. The Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”) (see Note 3).

If the Company is unable to complete a Business Combination by January 15, 2023, the Company will cease all operations except for the purpose of winding up, unless there is an extension on the Company’s period to complete a Business Combination. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 205-40, “Presentation of Financial Statements — Going Concern,” the requirement to complete a Business Combination by January 15, 2023 raises substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed financial statements do not include any adjustment that might be necessary if the Company were unable to continue as a going concern.

FORTRESS CAPITAL ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

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

FORTRESS CAPITAL ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

2.    Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022 or any future periods. These unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report for the year ended December 31, 2021 filed on Form 10-K with the SEC on March 16, 2022.

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
SEPTEMBER 30, 2022
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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2022 and December 31, 2021.

FORTRESS CAPITAL ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
Investments held in trust account

The proceeds held in the Trust Account may only be invested (i) in U.S. government treasury bills with a maturity of 185 days or less or (ii) in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. The investments held in the Trust Account are currently invested in a U.S. Treasury securities money market fund, which are presented at fair value on the condensed balance sheets. Gains and losses resulting from the change in fair value of these U.S. Treasury securities is included in interest and dividend income in the unaudited condensed statements of operations. The Company had $402,431,002 and $400,045,051 investments held in the Trust Account as of September 30, 2022 and December 31, 2021, respectively. Consistent with the Company's desire to comply with the terms of the proposed safe harbor outlined in the 2022 Proposed Rule, the Company may elect to hold such proceeds in a non-interest bearing account. If the Company makes such an election, the funds held in the Trust Account will not increase, which will limit the funds available for payment of taxes and dissolution expenses or for distribution to public shareholders.

Offering costs

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred that are directly related to the Initial Public Offering of Units and totaled $22,764,787, inclusive of $14,000,000 in deferred underwriting commissions and $379,325 in unpaid offering costs as of September 30, 2022. Offering costs of $21,835,628 were related to the issuance of Class A ordinary shares and charged to temporary equity and $929,159 of the offering costs were related to the warrant liabilities and charged to the condensed statement of operations upon the completion of the Initial Public Offering.

Income taxes

The Company complies with the accounting and reporting requirements of FASB ASC Topic 740, “Income Taxes” (“ASC 740”), which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FORTRESS CAPITAL ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021, respectively. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s condensed financial statements.

Class A ordinary shares subject to possible redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with FASB ASC Topic 480, “Distinguishing Liabilities from Equity”. Class A ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2022 and December 31, 2021, 40,000,000 Class A ordinary shares subject to possible redemption at the redemption value were presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets (see Note 6).

Net income (loss) per ordinary share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Remeasurement adjustment associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

Net income (loss) per ordinary share, basic and diluted for Class A ordinary shares for the three and nine months ended September 30, 2022 were calculated by dividing (i) the allocation of net income of $2,400,547 and $10,890,460, respectively, by (ii) the weighted average number of Class A ordinary shares outstanding for the respective periods.

Net income (loss) per ordinary share, basic and diluted for Class B ordinary shares for the three and nine months ended September 30, 2022 were calculated by dividing (i) the allocation of net income of $600,137 and $2,722,614, respectively, by (ii) the weighted average number of Class B ordinary shares outstanding for the respective periods.

FORTRESS CAPITAL ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
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

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which at times may exceed the Federal Deposit Insurance Corporation limit of $250,000. As of September 30, 2022 and December 31, 2021, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

FORTRESS CAPITAL ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
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
SEPTEMBER 30, 2022
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
SEPTEMBER 30, 2022
Office space and related support services

During January 2021, the Company entered into an agreement with an affiliate of the Sponsor to pay a monthly fee of $20,000 for office space and related support services. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three and nine months ended September 30, 2022, the Company incurred $60,000 and $180,000, respectively, in expenses for services provided by an affiliate of the Sponsor in connection with the aforementioned agreement. During the three and nine months ended September 30, 2021, the Company incurred and paid $60,000 and $172,258, respectively, in expenses for services provided by an affiliate of the Sponsor in connection with the aforementioned agreement. As of September 30, 2022, the Company has a payable to an affiliate of the Sponsor for $40,000 in expenses for services. These amounts are included within Due to affiliates in the September 30, 2022 condensed balance sheet.

Related party loans

The Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants at a conversion price of $1.50 per warrant of the post-business combination entity. The terms of the warrants would be identical to the Private Placement Warrants. There were no Working Capital Loans outstanding as of September 30, 2022 and December 31, 2021.

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
SEPTEMBER 30, 2022
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

The change in fair value of the warrant liabilities is summarized as follows:

Warrant liabilities as of December 31, 2021	$13,573,333
Decrease in fair value of warrant liabilities	(7,429,266)
Warrant liabilities as of March 31, 2022	6,144,067
Decrease in fair value of warrant liabilities	(3,382,534)
Warrant liabilities as of June 30, 2022	2,761,533
Decrease in fair value of warrant liabilities	(1,548,666)
Warrant liabilities as of September 30, 2022	$1,212,867

FORTRESS CAPITAL ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
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
SEPTEMBER 30, 2022
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
SEPTEMBER 30, 2022
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

6.    Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. Pursuant to the amended and restated memorandum and articles of association, the Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 40,000,000 Class A ordinary shares outstanding, all of which were subject to possible redemption.

FORTRESS CAPITAL ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
As of September 30, 2022, the Class A ordinary shares subject to possible redemption reflected on the unaudited condensed balance sheets are reconciled in the following table:

Gross proceeds at Initial Public Offering date	$400,000,000
Less:
Initial fair value of public warrant liability	(15,800,954)
Class A ordinary shares offering costs	(21,835,628)
Plus:
Remeasurement of Class A ordinary shares subject to possible redemption to redemption value	37,681,633
Class A ordinary shares subject to possible redemption as of December 31, 2021	400,045,051
Plus:
Remeasurement of Class A ordinary shares subject to possible redemption to redemption value	2,385,951
Class A ordinary shares subject to possible redemption as of September 30, 2022	$402,431,002

7.    Shareholders’ Equity

Class A ordinary shares—Pursuant to the amended and restated memorandum and articles of association, the Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share on each matter on which they are entitled to vote. As of September 30, 2022 and December 31, 2021, there were 40,000,000 Class A ordinary shares issued and outstanding and all Class A ordinary shares were subject to possible redemption and included in temporary equity (see Note 6).

Class B ordinary shares—Pursuant to the amended and restated memorandum and articles of association, the Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class B ordinary shares are entitled to one vote for each share on each matter on which they are entitled to vote. The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of the consummation of the initial Business Combination, on a one-for-one basis. As of September 30, 2022 and December 31, 2021, there were 10,000,000 Class B ordinary shares, respectively, issued and outstanding.

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
SEPTEMBER 30, 2022
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

Preferred shares—Pursuant to the amended and restated memorandum and articles of association, the Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were no preferred shares, respectively, issued or outstanding.

8.    Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured on a recurring basis as of September 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value. Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period.

	Fair Value
	September 30, 2022	December 31, 2021	Valuation Method
Assets
Investments held in Trust Account	$402,431,002	$400,045,051	Level 1 - Quoted prices in active markets for identical assets
Liabilities
Public Warrant liability	$632,800	$6,240,000	Level 1 - Quoted prices in active markets for identical liabilities
Private Placement Warrant liability	$580,067	$—	Level 2 - Quoted prices for similar liabilities in active markets
	—	7,333,333	Level 3 - Unobservable inputs based on an assessment of the assumptions that market participants would use in pricing liabilities
As of September 30, 2022 and December 31, 2021, the recorded values of cash, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these instruments. Due to the use of quoted prices for similar instruments in active markets (Level 2) to estimate the fair value of the Private Placement Warrants, the Company had transfers out of Level 3 with a fair value at the time of the transfer totaling $2,938,467. The Private Placement Warrants had a decrease in fair value of $4,394,866 during the three months ended March 31, 2022, prior to the transfer.

FORTRESS CAPITAL ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
Investments held in Trust Account

Investments held in Trust Account are invested in a U.S. Treasury securities money market fund as of September 30, 2022 and December 31, 2021. None of the balance in the Trust Account was held in cash as of September 30, 2022 and December 31, 2021.

Warrant liabilities

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement Warrants	Public Warrants	Total Warrant Liabilities
Fair value as of December 31, 2021	$7,333,333	$6,240,000	$13,573,333
Change in fair value(1)	(4,394,866)	(3,034,400)	(7,429,266)
Fair value as of March 31, 2022	2,938,467	3,205,600	6,144,067
Change in fair value(1)	(1,617,734)	(1,764,800)	(3,382,534)
Fair value as of June 30, 2022	1,320,733	1,440,800	2,761,533
Change in fair value(1)	(740,666)	(808,000)	(1,548,666)
Fair value as of September 30, 2022	$580,067	$632,800	$1,212,867
(1)Changes in valuation are recognized in change in fair value of warrant liabilities in the unaudited condensed statements of operations.

FORTRESS CAPITAL ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

9.    Subsequent Events

The notes to the unaudited condensed financial statements include a discussion of material events, if any, which have occurred subsequent to September 30, 2022 (referred to as “subsequent events”) through the date these unaudited condensed financial statements were issued. Management has evaluated the subsequent events through this date and has concluded that no material subsequent events have occurred that require additional adjustment or disclosure in the unaudited condensed financial statements.

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

For the three months ended September 30, 2022, we had net income of $3,000,684 which consisted of $1,805,639 in interest and dividend income and a non-cash $1,548,666 decrease in fair value of warrant liabilities, partially offset by $353,621 in general and administrative expenses. General and administrative expenses were primarily comprised of insurance expense, professional fees and administrative fees.

For the nine months ended September 30, 2022, we had net income of $13,613,074 which consisted of $2,385,951 in interest and dividend income and a non-cash $12,360,466 decrease in fair value of warrant liabilities, partially offset by $1,133,343 in general and administrative expenses. General and administrative expenses were primarily comprised of insurance expense, professional fees and administrative fees.

For the three months ended September 30, 2021, we had net income of $3,031,647 which consisted of $5,147 in interest and dividend income and a non-cash $3,360,000 decrease in fair value of warrant liabilities. These gains were partially offset by a non-cash loss of $333,500 in general and administrative expenses. General and administrative expenses of $333,500 was primarily comprised of insurance expense and administrative fees.

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

Liquidity and Capital Resources, Mandatory Redemption Date and Going Concern

As indicated in the accompanying unaudited condensed financial statements, as of September 30, 2022, we had $84,569 in cash, $621,518 of accounts payable and accrued expenses and $40,397 of due to affiliates. As such, we do not believe we have sufficient liquidity to meet our current and future estimated financial obligations. Our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to provide working capital loans (“Working Capital Loans”) to us may be required. If we complete a Business Combination, we would repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans through September 30, 2022. The Working Capital Loans would either be repaid without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants at a conversion price of $1.50 per warrant of the post-business combination entity. The terms of the warrants would be identical to the Private Placement Warrants. There were no Working Capital Loans outstanding as of September 30, 2022.

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

If we are unable to complete a Business Combination by January 15, 2023, we will cease all operations except for the purpose of winding up, unless there is an extension on our period to complete a Business Combination. In connection with our assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 205-40, “Presentation of Financial Statements — Going Concern,” the requirement to complete a Business Combination by January 15, 2023 raises substantial doubt about our ability to continue as a going concern. The unaudited condensed financial statements do not include any adjustment that might be necessary if we were unable to continue as a going concern.

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

Office space and related support services

During January 2021, we entered into an agreement with an affiliate of our Sponsor to pay a monthly fee of $20,000 for office space and related support services. Upon completion of the initial Business Combination or the Company’s liquidation, we will cease paying these monthly fees. During the three and nine months ended September 30, 2022, we incurred $60,000 and $180,000, respectively, in expenses for services provided by an affiliate of our Sponsor in connection with the aforementioned agreement. During the three and nine months ended September 30, 2021, we incurred and paid $60,000 and $172,258, respectively, in expenses for services provided by an affiliate of our Sponsor in connection with the aforementioned agreement. As of September 30, 2022, we have a payable to an affiliate of the Sponsor for $40,000 in expenses for services.

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

Critical Accounting Policies and Estimates

Class A ordinary shares subject to possible redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 Distinguishing Liabilities from Equity. Class A ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2022 and December 31, 2021, 40,000,000 Class A ordinary shares subject to possible redemption at the redemption value were presented as temporary equity, outside of the shareholders’ equity section of our condensed balance sheets.

Net income (loss) per ordinary share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Remeasurement adjustment associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

Net income (loss) per ordinary share, basic and diluted for Class A ordinary shares for the three and nine months ended September 30, 2022 were calculated by dividing (i) the allocation of net income of $2,400,547 and $10,890,460, respectively, by (ii) the weighted average number of Class A ordinary shares outstanding for the respective periods.

Net income (loss) per ordinary share, basic and diluted for Class B ordinary shares for the three and nine months ended September 30, 2022 were calculated by dividing (i) the allocation of net income of $600,137 and $2,722,614, respectively, by (ii) the weighted average number of Class B ordinary shares outstanding for the respective periods.

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

Off-Balance Sheet Arrangements

As of September 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of September 30, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We may be deemed a “foreign person” under the regulations relating to the Committee on Foreign Investment in the United States (“CFIUS”) and CFIUS may place restrictions on our ability to consummate an initial business combination.

The Sponsor is an independent subsidiary of SoftBank, a company listed on the Tokyo Stock Exchange. Therefore, the Sponsor and the Company may be deemed to be foreign for purposes of the Defense Production Act of 1950, as amended by the Foreign Investment and National Security Act of 2007 and the Foreign Investment Risk Review Modernization Act of 2018 (“FIRRMA”). As a result, the Company may be prohibited from acquiring certain assets that are deemed by the Committee on Foreign Investment in the United States (“CFIUS”) to affect the national security of the United States, and if the Company is permitted to obtain such assets, CFIUS may place restrictions, obligations or conditions on the Company’s ability to exercise its rights as an owner. Furthermore, other U.S. regulatory bodies may also prohibit ownership and/or control of other investments and potential investments by non-U.S. persons, resulting in limitations on the structure through which such investments may be held. If a particular proposed initial business combination with a U.S. business falls within CFIUS’s jurisdiction, we may determine that we are required to make a mandatory filing or that we will submit to CFIUS review on a voluntary basis, or to proceed with the transaction without submitting to CFIUS and risk CFIUS intervention, before or after closing the transaction. CFIUS may decide to block or delay our proposed initial business combination, impose conditions with respect to such initial business combination or request the President of the United States to order us to divest all or a portion of the U.S. target business of our initial business combination that we acquired without first obtaining CFIUS approval, which may limit the attractiveness of, delay or prevent us from pursuing certain target companies that we believe would otherwise be beneficial to us and our shareholders. The time required for CFIUS to conduct its review and any remedy imposed by CFIUS could prevent the Company from completing its initial business combination and require the Company to liquidate. In that case, investors would be entitled to redemption of 100% of the public shares, at a per-share price, payable in cash, equal to the quotient obtained by dividing (A) the aggregate amount then on deposit in the Trust Account, including interest not previously released to the Company to pay its income taxes (less up to $100,000 of such net interest to pay dissolution expenses), by (B) the total number of then-issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any). Moreover, investors would lose the investment opportunity in a target company, any price appreciation in the combined companies, and the warrants would expire worthless. In addition, certain federally licensed businesses may be subject to rules or regulations that limit foreign ownership.

Recent increases in interest rates and/or inflation in the United States and elsewhere could make it more difficult for us to consummate a Business Combination.

Recent increases in interest rates and/or inflation in the United States and elsewhere may be leading to increased price volatility for publicly traded securities, including ours, and may lead to other national, regional and international economic disruptions, any of which could make it more difficult for us to consummate a Business Combination.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Change in Chief Operating Officer

As previously disclosed, on August 1, 2022, Varun Wadhawan resigned from his role as Chief Operating Officer of the Company, effective immediately. Mr. Wadhawan’s resignation was due to his resignation from his role at Fortress Investment Group LLC and its affiliates (“Fortress”) in connection with his employment with Rithm Capital Corp. (NYSE: RITM), and was not due to any disagreement with the Company or any matter relating to the Company’s operations, policies or practices.

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

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Condensed Balance Sheets; (ii) Condensed Statement of Operations; (iii) Condensed Statement of Changes in Shareholders’ Equity; (iv) Condensed Statement of Cash Flows; and (v) Notes to Condensed Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fortress Capital Acquisition Corp.

	By:	/s/ Daniel N. Bass
Daniel N. Bass
Chief Executive Officer and Chief Financial Officer
Date: November 10, 2022		(Duly Authorized Officer and Principal Financial Officer)